Form 10-Q
period 2010-06-30
WELLS CORE OFFICE INCOME REIT INC
filed 2010-08-11
CIK 1256069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 333-163411

WELLS CORE OFFICE INCOME REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-0500668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway

Norcross, Georgia 30092

(Address of principal executive offices)

(Zip Code)

(770) 449-7800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[Not yet applicable to registrant.]    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company" in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2010: 8,000 shares

FORM 10-Q

WELLS CORE OFFICE INCOME REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Core Office Income REIT, Inc. (“Wells Core Office Income REIT,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements:

•	We have no operating history and, as of June 30, 2010, our total assets of $185,107 consist mostly of $156,808 in cash. We have not identified any assets to acquire.

•

All of our executive officers and some of our directors are also officers or directors of our advisor, our dealer manager or other affiliated Wells entities. As a result, all of our executive officers and some of our directors will face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other Wells-sponsored programs and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

•

We are dependent upon our advisor and its affiliates to conduct our operations and our offering; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

•

Our charter permits us to pay distributions from any source, including from offering proceeds, borrowings, the sale of assets and the waiver or deferral of fees otherwise owed to our advisor. We have not established limits on the amount of offering proceeds, borrowings or cash advances we may use to pay distributions. To the extent these distributions exceed our net income or net capital gain, a greater proportion of distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

•

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

•

We will pay substantial fees and expenses to our advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment.

•

There is no assurance we will raise the maximum offering amount. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of properties as we otherwise would and the value of our stockholders’ investment may vary more widely with the performance of specific assets resulting in a greater risk that our stockholders will lose money in your investment.

Additional risk factors that should be considered in connection with all forward-looking statements are identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-163411) filed with the SEC, as the same may be amended and supplemented from time to time.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of loss, equity and cash flows reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Wells Core Office Income REIT’s results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2010	December 31, 2009
Assets:

Cash and cash equivalents	$156,808	$200,000
Prepaid expenses	28,299	—

Total assets	$185,107	$200,000

Liabilities:
Accounts payable and accrued expenses	$14,999	$—
Due to affiliates	74,778	—

Total liabilities	89,777

Commitments and Contingencies (Note 5)	—	—

Stockholder’s Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 8,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	80	80
Additional paid-in capital	199,920	199,920
Accumulated deficit	(104,670)	—

Total stockholder’s equity	95,330	200,000

Total liabilities and stockholder’s equity	$185,107	$200,000

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF LOSS

	(Unaudited) Three Months Ended June 30, 2010	(Unaudited) Six Months Ended June 30, 2010
Revenues:
	$—	$—
Expenses:
General and administrative	(104,670)	(104,670)

Net loss	$(104,670)	$(104,670)

Per-share information – basic and diluted:
Net loss attributable to common stockholders of Wells Core Office Income REIT, Inc.	$(13.08)	$(13.08)

Weighted-average common shares outstanding - basic and diluted	8,000	8,000

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2009	8,000	$80	$199,920	$—	$200,000

Net loss	—	—	—	(104,670)	(104,670)

Balance, June 30, 2010	8,000	$80	$199,920	$(104,670)	$95,330

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited) Six Months Ended June 30, 2010
Cash Flows from Operating Activities:
Net loss	$(104,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(28,299)
Increase in accounts payable	14,999

Net cash used in operating activities	(117,970)

Cash Flows from Financing Activities:
Due to affiliates	74,778

Net cash provided by financing activities	74,778

Net change in cash and cash equivalents	(43,192)
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$156,808

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

1.	Organization

Wells Core Office Income REIT, Inc. (“Wells Core Office Income REIT”), a development stage enterprise was formed on July 3, 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Prior to May 14, 2010, Wells Core Office Income REIT was known as Wells Real Estate Investment Trust III, Inc. Substantially all of Wells Core Office Income REIT’s business is expected to be conducted through Wells Core Office Income Operating Partnership, L.P. (“Wells Core OP”), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income Holdings, LLC (“Wells Core Holdings”), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP and has contributed $196,800 to Wells Core OP. Wells Core Office Income REIT is the sole general partner and has contributed $197 to Wells Core OP. Wells Core Office Income REIT owns 100% of the interests and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. Wells Core Office Income REIT, Wells Core OP, and Wells Core Holdings have not engaged in any operations to date. References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP, and Wells Core Holdings, unless stated otherwise.

On June 7, 2010, Wells Core Office Income REIT executed an agreement with Wells Real Estate Advisory Services III, LLC (the “Advisor”), under which the Advisor will perform certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”) and has contracted with Wells Capital, Inc. (“Wells Capital”) and Wells Management Company, Inc. (“Wells Management”), also wholly owned subsidiaries of WREF, for the purpose of engaging their employees to carry out the key functions enumerated above, among others, on behalf of Wells Core Office Income REIT.

On June 10, 2010, Wells Core Office Income REIT commenced its first public offering of up to 230,000,000 shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan (“DRP”). Subscribers will be admitted to Wells Core Office Income REIT upon Wells Core Office Income REIT’s receipt and acceptance of gross offering proceeds of $2,500,000 (the “Minimum Offering”) and, for subscribers residing in Pennsylvania, receipt and acceptance of a minimum of $166,700,000 in gross offering proceeds from all jurisdictions. As of June 30, 2010, Wells Core Office Income REIT has sold 8,000 shares to WREF at the initial public offering price of $25.00 per share.

Wells Core Office Income REIT intends to acquire and operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. Wells Core Office Income REIT intends to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of June 30, 2010 and December 31, 2009, Wells Core Office Income REIT had neither purchased nor contracted to purchase any assets, nor had the Advisor identified any assets in which there was a reasonable probability that Wells Core Office Income REIT will invest.

Wells Core Office Income REIT’s stock is not listed on a public securities exchange. However, Wells Core Office Income REIT’s charter requires that in the event Wells Core Office Income REIT’s stock is not listed on a national securities exchange by July 31, 2020, Wells Core Office Income REIT must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells Core Office Income REIT seeks stockholder approval to extend or amend this listing date and does not obtain it, Wells Core Office Income REIT will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells Core Office Income REIT seeks and does not obtain approval to liquidate, Wells Core Office Income REIT will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Core Office Income REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells Core Office Income REIT’s consolidated financial statements include the accounts of Wells Core Office Income REIT, Wells Core OP, and Wells Core Holdings. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Wells Core Office Income REIT’s registration statement on Form S-11 (File No. 333-163411) filed with the SEC, as amended.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Wells Core Office Income REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and may include investments in money market accounts. There are no restrictions on the use of Wells Core Office Income REIT’s cash balances as of June 30, 2010 and December 31, 2009.

Common Stock

The par value of Wells Core Office Income REIT’s issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital. On April 30, 2010, Wells Core Office Income REIT changed its offering price from $10.00 per share to a price of $25.00 per share. In connection with the change in price, as of April 30, 2010, the 20,000 shares that were issued to WREF at $10.00 per share have been exchanged by Wells Core Office Income REIT for 8,000 shares of common stock at $25.00 per share with no additional consideration paid by either party. The effect of this exchange is accounted for as a 2-for-5 reverse stock split. Shareholder’s equity has been retroactively adjusted to give effect to the adjustment for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the reduction in shares in connection with the reverse split. In addition, all share numbers and per share amounts in the consolidated financial statements have been retroactively adjusted to give effect to the reverse split.

Income Taxes

Wells Core Office Income REIT intends to elect to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Wells Core Office Income REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells Core Office Income REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Core Office Income REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Core Office Income REIT relief under certain statutory provisions.

Organization and Offering Costs

Organization and offering costs are incurred by the Advisor and its affiliates on behalf of Wells Core Office Income REIT and, accordingly, are not a direct liability of Wells Core Office Income REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Under the terms of the Advisory Agreement discussed in Note 3, upon the sale of shares of common stock to the public, Wells Core Office Income REIT will be obligated to reimburse the Advisor in an amount equal to the lesser of actual costs incurred or 2.0% of total gross capital raised from the sale of shares to the public.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells Core Office Income REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells Core Office Income REIT on January 1, 2011. The adoption of ASC 820 did not have a material impact on Wells Core Office Income REIT’s consolidated financial statements or disclosures.

3.	Related-Party Transactions and Agreements

Advisory Agreement

Wells Core Office Income REIT shall incur fees and reimbursements payable to the Advisor for services as outlined below:

•	reimbursement of organization and offering costs paid by the Advisor on behalf of Wells Core Office Income REIT, not to exceed 2.0% of gross offering proceeds;

•

acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells Core Office Income REIT also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•

monthly asset management fees equal to one-twelfth of 0.75% of the cost of (i) the properties owned other than through joint ventures and (ii) investments in joint ventures plus Wells Core Office Income REIT’s allocable share of capital improvements made by the joint venture;

•

debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn), originated, obtained, or otherwise assumed by or for Wells Core Office Income REIT, including mortgage debt, lines of credit, and other term indebtedness; provided that, notwithstanding the annual nature of the fee, in no event will Wells Core Office Income REIT pay an aggregate amount of more than 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements;

•

reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries (but excluding bonuses) and other employee-related expenses of the Advisor’s employees, who perform a full range of real estate services for Wells Core Office Income REIT, including management, administration, operations, and marketing, and are allocated to Wells Core Office Income REIT, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee;

•

for any property, loan, or other permitted investment sold by Wells Core Office Income REIT, a real estate commission equal to 3.0% of the sales price, with the limitation that the total real estate commissions for any Wells Core Office Income REIT property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property;

•

incentive fee of 15% of net sales proceeds remaining after then-current stockholders have received distributions equal to the sum of their invested capital plus an 8% return of invested capital, which fee is payable only if the shares of common stock of Wells Core Office Income REIT are not listed on an exchange; and

•

listing fee of 15% of the amount by which the market value of the then-outstanding common stock plus distributions paid on such stock prior to listing exceeds the sum of 100% of the invested capital of then-current common stockholders plus an 8% return on such invested capital, which fee will be reduced by the amount of any incentive fees paid as described in the preceding bullet.

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other.

Dealer-Manager Agreement

Wells Core Office Income REIT is party to a dealer-manager agreement (the “Dealer-Manager Agreement”) with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells Core Office Income REIT. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells Core Office Income REIT, of which substantially all is re-allowed to participating broker dealers. Wells Core Office Income REIT pays no commissions on shares issued under its DRP.

Additionally, Wells Core Office Income REIT is required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells Core Office Income REIT’s stock at the time the shares are sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds may be re-allowed by WIS to participating broker dealers. Wells Core Office Income REIT pays no dealer-manager fees on shares issued under its DRP.

Related-Party Costs

Wells Core Office Income REIT incurred no related-party commissions, asset management fees, acquisition fees, dealer-manager fees, property management fees, construction fees, disposition fees, incentive fees, listing fees, or leasing commissions during the three or six months ended June 30, 2010. For the three and six months ended June 30, 2010, Wells Core Office Income REIT has incurred approximately $31,500 of administrative reimbursements.

Due to Affiliates

As of June 30, 2010, the due to affiliates balance of approximately $75,000 represents amounts due to the Advisor for operating expenditures funded on behalf of Wells Core Office Income REIT. Wells Core Office Income REIT intends to repay this amount upon commencing active operations.

Economic Dependency

Wells Core Office Income REIT has contracted with the Advisor and WIS to provide certain services that are essential to Wells Core Office Income REIT, including asset management services, asset acquisition and disposition services, the sale of shares of Wells Core Office Income REIT’s common stock, as well as other administrative responsibilities for Wells Core Office Income REIT, including accounting services, stockholder communications, and investor relations. In addition, the Advisor will contract with Wells Capital and Wells Management for the provision of certain of these services. As a result of these relationships, Wells Core Office Income REIT is dependent upon the Advisor, Wells Capital, Wells Management and WIS.

The Advisor, Wells Capital, Wells Management, and WIS are owned and controlled by WREF. The operations of the Advisor, Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, Wells Core Office Income REIT focuses on the financial condition of WREF when assessing the financial condition of the Advisor, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells Core Office Income REIT might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of June 30, 2010, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

4.	Stockholder’s Equity

General

As of December 31, 2009, 20,000 shares of common stock had been issued to the Advisor. On April 30, 2010, Wells Core Office Income REIT changed its stock price from $10.00 per share to a price of $25.00 per share. In connection with the change in price, as of April 30, 2010, the 20,000 shares that were issued to WREF at $10.00 per share have been exchanged by Wells Core Office Income REIT for 8,000 shares of common stock with no additional consideration paid by either party. As of June 30, 2010, 8,000 shares of common stock have been issued to the WREF. The effect of this exchange is accounted for as a 2-for-5 reverse stock split. The par value of $0.01 per share of Wells Core Office Income REIT’s issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital.

2010 Long-Term Incentive Plan

Wells Core Office Income REIT has adopted a long-term incentive plan, which includes an independent director compensation plan, to provide for the grant of awards to its employees (in the event it ever has employees), employees of the Advisor or its affiliates, employees of entities that provide services to Wells Core Office Income REIT, Wells Core Office Income REIT’s independent directors, officers or directors of the Advisor or its affiliates, certain of the Wells Core Office Income REIT’s consultants and certain consultants to the Advisor or its affiliates (the “2010 Long-Term Incentive Plan”). Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, performance awards, deferred stock units, dividend equivalents and other stock-based awards. Wells Core Office Income REIT will account for such stock plan in accordance with GAAP, which requires the fair value of the stock option to be recognized as compensation expense over the vesting period. The total number of shares of common stock reserved for issuance under the 2010 Long-Term Incentive Plan is 500,000 shares. During the term of this offering, Wells Core Office Income REIT intends to limit the type of incentive awards issued under the 2010 Long-Term Incentive Plan to restricted shares of stock to its independent directors.

Distribution Reinvestment Plan

Wells Core Office Income REIT has adopted a DRP, through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of Wells Core Office Income REIT’s common stock in lieu of receiving cash dividends. Shares may be purchased under the DRP for a price equal to the higher of $23.75, or 95% of the estimated value of a share of common stock, as estimated by the Advisor or another firm chosen for that purpose. If the purchase price is 95% of an estimated value, such price will be adjusted downward to the extent of any aggregate distributions per share of any net sale proceeds from the sale of assets, or other special distributions so designated by the board of directors, distributed to stockholders after the estimated per share value is determined. Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of Wells Core Office Income REIT’s common stock.

Share Redemption Program

The board of directors of Wells Core Office Income REIT has adopted a share redemption program (“SRP”). The program will allow stockholders who hold their shares for more than one year to sell their shares back to Wells Core Office Income REIT, subject to certain limitations and penalties. Shares are accounted for as common stock.

The program contains different rules for redemptions sought within two years of a stockholder’s death or “qualifying disability.” Wells Core Office Income REIT refers to redemptions that do not occur within two years of a stockholder’s death or qualifying disability as “Ordinary Redemptions.”

For Ordinary Redemptions, the initial price at which Wells Core Office Income REIT will repurchase a share under the SRP is 91.0% of the price at which Wells Core Office Income REIT sold the share or $22.75 per share for a share issued at $25.00. This initial redemption price will remain fixed until the date that Wells Core Office Income REIT completes its offering stage. On or after the date on which Wells Core Office Income REIT completes its offering stage, the price at which Wells Core Office Income REIT would repurchase a share under the SRP will be 95% of (x) the estimated per share value, as determined by the Advisor or another firm chosen for that purpose less (y) the aggregate distributions per share of any net sale proceeds from the sale of assets, or other special distributions so designated by Wells Core Office Income REIT’s board of directors, distributed to stockholders after the estimated per share value is determined (the “Valuation Adjustment”).

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until completion of the above-mentioned offering stage. At that time, the redemption price would be (x) the estimated per share value, as determined by the Advisor or another firm chosen for that purpose less (y) the Valuation Adjustment.

Wells Core Office Income REIT defines the completion of its offering stage to be 18 months after the termination of a public offering of shares by Wells Core Office Income REIT if no other public offering of shares commenced within such 18-month period. An “offering” referred to in the foregoing sentence shall not include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the redemption of interests in Wells Core OP.

In addition to the one-year holding period for Ordinary Redemptions, redemptions under the SRP are currently subject to the following limits:

•

Wells Core Office Income REIT will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions during the 12-month period ending on such redemption date to exceed 50% of the net proceeds from the sale of shares under Wells Core Office Income REIT’s DRP during such 12-month period.

•	Wells Core Office Income REIT will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

•	100% of the net proceeds from Wells Core Office Income REIT’s DRP during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.

•

Wells Core Office Income REIT will not redeem any share that has been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share are not eligible to participate in the SRP with respect to the shares so transferred.

5.	Commitments and Contingencies

Organization and Offering Expenses

As of June 30, 2010 and December 31, 2009, respectively, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $1,750,000 and $890,000, respectively. Upon reaching the Minimum Offering, Wells Core Office Income REIT will reimburse the Advisor for these costs pursuant to the terms of the Advisory Agreement in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised. If Wells Core Office Income REIT is unable to raise the Minimum Offering, Wells Core Office Income REIT will not be obligated to reimburse the Advisor for such costs.

Litigation

From time to time, Wells Core Office Income REIT is party to legal proceedings, which arise in the ordinary course of its business. Wells Core Office Income REIT is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells Core Office Income REIT. Wells Core Office Income REIT is not aware of any such legal proceedings contemplated by governmental authorities.

6.	Subsequent Events

Wells Core Office Income REIT has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and notes the following items:

Amended and Restated Advisory Agreement

On August 11, 2010, Wells Core Office Income REIT and the Advisor entered into an Amended and Restated Advisory Agreement (the “Amended and Restated Agreement”). The Amended and Restated Agreement is substantially the same as the Advisory Agreement entered on June 7, 2010, except for certain immaterial revisions and the changes noted below:

•	the prior approval of the board of directors for any and all major leases and material amendments to major leases entered by Wells Core Office Income REIT is required;

•	the timing in calculating the limit on reimbursement of organization and offering expenses is changed:

•	the limit is calculated as of the date of reimbursement instead of upon completion of the offering; and

•

reimbursement to Wells Core Office Income REIT by the Advisor at the end of any fiscal quarter is required to the extent the limits on organization and offering expense reimbursement are exceeded during such quarter;

•

in connection with Wells Core Office Income REIT’s obligation to reimburse certain personnel costs in connection with the offering, bonuses paid to personnel of the Advisor or its affiliates are excluded and no reimbursement to the Advisor will be made for personnel costs that are reimbursable under a property management or other agreement between Wells Core Office Income REIT and the Advisor or its affiliates;

•

as provided in the prospectus relating to the ongoing initial public offering of Wells Core Office Income REIT, the limit on total operating expenses will not commence until Wells Core Office Income REIT makes its first investment or six months after commencement of the offering;

•	certain overhead expenses of the Advisor will not be reimbursed by Wells Core Office Income REIT;

•	the Amended and Restated Agreement may only be assigned to an affiliate of the Advisor upon approval of a majority of the conflicts committee;

•

the Advisor is required to maintain commercial general liability insurance, workers’ compensation and employer’s liability insurance and commercial automobile liability insurance at certain levels of coverage;

•	the subordinated performance fee due upon termination will not be payable if the termination is due to an event of default by the Advisor or if the Advisor voluntarily terminates the agreement; and

•	WREF has guaranteed the payment of amounts payable under the Amended and Restated Agreement in addition to the performances of services to be provided.

Master Property Management, Leasing, and Construction Agreement

On August 11, 2010, Wells Core Office Income REIT and Wells Management, an affiliate of Wells Capital, entered into a Master Property Management, Leasing, and Construction Management Agreement (the “Management Agreement”) under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain Wells Core Office Income REIT properties:

•

property management fees negotiated for each property managed by Wells Management, typically this fee would be equal to a percentage of the gross monthly income collected for that property for the preceding month;

•

leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to Wells Core Office Income REIT during the applicable term of the lease, provided, however, that no commission shall be payable as to any portion of such term beyond ten years;

•

construction management fees for projects overseen by Wells Management such as capital projects, new construction, and tenant improvements, which fees are to be market based and negotiated for each property managed by Wells Management; and

•	other fees as negotiated with the addition of each specific property covered under the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

During the three and six months ended June 30, 2010 our attention focused primarily on our formation and the registration of our initial offering of shares to the public, which was declared effective on June 10, 2010. As of June 30, 2010, we have not yet sold any shares of our common stock to the public under our initial offering.

We intend to generate the substantial majority of our revenue and income by acquiring high quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities, including properties at all stages of development or construction and new properties. We anticipate funding the acquisition of these properties with equity or debt, or a combination thereof, the allocation of which will primarily depend upon the availability of these resources relative to the timing and availability of suitable investment opportunities.

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to invest in a diversified portfolio. To the extent that significant funds are not raised, we may not be able to achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

In the future, we anticipate raising capital proceeds from the sale of our common stock under our initial offering and investing such proceeds in acquisitions of office and industrial properties. After raising capital under our initial offering and acquiring properties, we expect our primary source of operating cash flows to be generated from rental revenues. The amount of future distributions to be paid to our stockholders will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital expenditures and debt repayments.

Short-term Liquidity and Capital Resources

During the six months ended June 30, 2010, net cash outflows from operating activities was approximately $118,000 and consisted of payments for administrative costs and directors’ fees and expenses. Our net operating cash outflows were partially financed by the Advisor. As of June 30, 2010, we held cash balances of approximately $157,000, and owed the Advisor approximately $75,000 for current and prior period operating expenditures funded on our behalf.

In the future, we intend to raise capital proceeds from the sale of common stock under our initial offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of office and industrial properties. Further, we intend to repay amounts due to the Advisor upon commencing active operations.

Long-term Liquidity and Capital Resources

Potential future sources of capital include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We anticipate funding distributions to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund distributions as well.

We expect our principal demands for capital to include funding acquisitions of office and industrial properties, either directly or through investments in joint ventures, capital improvements for such properties, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, and distributions.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our office and industrial properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Substantially all net proceeds generated from the sale of our shares under our initial offering or from debt financing will be available to fund acquisitions of office and industrial properties, capital expenditures identified at the time of acquisition, and to pay down outstanding borrowings. If sufficient equity or debt capital is not available, our future investments in office and industrial properties will be lower. We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation). We intend to maintain debt levels subject to this limitation over the long term; however, we may borrow in excess of this limitation temporarily.

Results of Operations

Overview

We have not received and accepted the minimum subscription of $2.5 million as of June 30, 2010. Accordingly, we did not engage in active operations during the periods presented. Our net losses for the three and six months ended June 30, 2010 consist of directors’ and officers’ insurance premiums, directors’ fees and other administrative costs.

Our results of operations are not indicative of those expected in future periods. After raising equity proceeds under our initial offering, we expect to acquire interests in office and industrial properties and to subsequently generate rental revenues, net of operating costs, selling expenses, general and administrative expenses and interest expense.

Election as a REIT

We intend to elect to be taxed as a REIT under the Code, beginning with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Inflation

We are exposed to inflation risk, as income from long-term leases is intended to be the primary source of our cash flows from operations. We anticipate that there will be provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions could include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

A discussion of the accounting policies that we intend to adopt upon commencing active operations, and which management deems critical because they may require complex judgment in their application or otherwise require estimates about matters that are inherently uncertain, is provided below:

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class will be as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	10 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

We intend to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of our real estate assets and related intangible assets and net income (loss).

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on our estimate of their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

Related–Party Transactions and Agreements

Transactions and Agreements

We have entered into agreements with the Advisor, and WIS, whereby we pay certain fees and reimbursements to the Advisor and WIS, for acquisition fees, commissions, dealer-manager fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 3 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and the Chairman of our Board of Directors; Wells Capital, an affiliate of our advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction.

On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT.

On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint.

On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.

On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009.

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

As of June 30, 2010 and December 31, 2009, respectively, the Advisor has incurred aggregate organization and offering expenses on our behalf of approximately $1,750,000 and $890,000, respectively. Upon reaching the minimum offering threshold, we intend to reimburse the Advisor for these costs pursuant to the terms of the Advisory Agreement equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised. If we are unable to raise a minimum of $2.5 million under our initial offering, we will not be obligated to reimburse the Advisor for such costs. See Note 3 to our accompanying consolidated financial statements for further discussion of the terms of the Advisory Agreement.

Subsequent Events

We evaluated subsequent events in conjunction with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and note the following items:

Amended and Restated Advisory Agreement

On August 11, 2010, we entered into an Amended and Restated Advisory Agreement (the “Amended and Restated Agreement”) with the Advisor. The Amended and Restated Agreement is substantially the same as the Advisory Agreement entered on June 7, 2010, except for certain immaterial revisions and the changes noted below:

•	we are required to obtain the prior approval of the board of directors to enter any and all major leases and material amendments to major leases;

•	the timing in calculating the limit on reimbursement of organization and offering expenses is changed:

•	the limit is calculated as of the date of reimbursement instead of upon completion of the offering; and

•	reimbursement to us by the Advisor at the end of any fiscal quarter is required to the extent the limits on organization and offering expense reimbursement are exceeded during such quarter;

•

in connection with our obligation to reimburse certain personnel costs in connection with the offering, bonuses paid to personnel of the Advisor or its affiliates are excluded and no reimbursement to the

Advisor will be made for personnel costs that are reimbursable under a property management or other agreement between us and the Advisor or its affiliates;

•

as provided in the prospectus relating to our ongoing initial public offering, the limit on total operating expenses will not commence until we make our first investment or six months after commencement of the offering;

•	certain overhead expenses of the Advisor will not be reimbursed by us;

•	the Amended and Restated Agreement may only be assigned to an affiliate of the Advisor upon approval of a majority of the conflicts committee;

•

the Advisor is required to maintain commercial general liability insurance, workers’ compensation and employer’s liability insurance and commercial automobile liability insurance at certain levels of coverage;

•	the subordinated performance fee due upon termination will not be payable if the termination is due to an event of default by the Advisor or if the Advisor voluntarily terminates the agreement; and

•	WREF has guaranteed the payment of amounts payable under the Amended and Restated Agreement in addition to the performances of services to be provided.

Master Property Management, Leasing, and Construction Agreement

On August 11, 2010, we entered into a Master Property Management, Leasing, and Construction Management Agreement (the “Management Agreement”) with Wells Management, an affiliate of Wells Capital, under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain of our properties:

•

property management fees negotiated for each property managed by Wells Management, typically this fee would be equal to a percentage of the gross monthly income collected for that property for the preceding month;

•

leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to us during the applicable term of the lease, provided, however, that no commission shall be payable as to any portion of such term beyond ten years;

•

construction management fees for projects overseen by Wells Management such as capital projects, new construction, and tenant improvements, which fees are to be market based and negotiated for each property managed by Wells Management; and

•	other fees as negotiated with the addition of each specific property covered under the agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent we have some form of debt outstanding, we will have exposure to interest rate risk. We expect that we will incur indebtedness in the future under both variable rates and fixed rate facilities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow by maintaining low to moderate levels of overall borrowings and securing variable rate facilities with the lowest margins available. We may also enter into interest rate swaps, caps, or other arrangements in order to mitigate interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation); however, we may exceed this limit under some circumstances. High debt levels could result in high debt service payments and be accompanied by restrictive covenants, which may limit the amount of cash we have available to fund distributions to stockholders.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our registration statement on Form S-11 (File No. 333-163411) filed with the SEC, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

We may not sell any shares in the offering until we have raised gross offering proceeds of $2.5 million from persons who are not affiliated with us or the Advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent in trust for subscribers’ benefit. If we do not raise $2.5 million in the offering by June 10, 2011, we will promptly return all funds in the escrow account (including interest) to subscribers.

(c)	During the quarter ended June 30, 2010, we did not repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	Not applicable.

ITEM 4.	(REMOVED and RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	Amended and Restated Advisory Agreement

On August 11, 2010, we entered into an Amended and Restated Advisory Agreement (the “Amended and Restated Agreement”) with the Advisor. The Amended and Restated Agreement is substantially the same as the Advisory Agreement entered on June 7, 2010, except for certain immaterial revisions and the changes noted below:

•	we are required to obtain the prior approval of the board of directors to enter any and all major leases and material amendments to major leases;

•	the timing in calculating the limit on reimbursement of organization and offering expenses is changed:

•	the limit is calculated as of the date of reimbursement instead of upon completion of the offering; and

•	reimbursement to us by the Advisor at the end of any fiscal quarter is required to the extent the limits on organization and offering expense reimbursement are exceeded during such quarter;

•

in connection with our obligation to reimburse certain personnel costs in connection with the offering, bonuses paid to personnel of the Advisor or its affiliates are excluded and no reimbursement to the Advisor will be made for personnel costs that are reimbursable under a property management or other agreement between us and the Advisor or its affiliates;

•

as provided in the prospectus relating to our ongoing initial public offering, the limit on total operating expenses will not commence until we make our first investment or six months after commencement of the offering;

•	certain overhead expenses of the Advisor will not be reimbursed by us;

•	the Amended and Restated Agreement may only be assigned to an affiliate of the Advisor upon approval of a majority of the conflicts committee;

•

the Advisor is required to maintain commercial general liability insurance, workers’ compensation and employer’s liability insurance and commercial automobile liability insurance at certain levels of coverage

•	the subordinated performance fee due upon termination will not be payable if the termination is due to an event of default by the Advisor or if the Advisor voluntarily terminates the agreement; and

•	WREF has guaranteed the payment of amounts payable under the Amended and Restated Agreement in addition to the performances of services to be provided.

Master Property Management, Leasing, and Construction Agreement

On August 11, 2010, we entered into a Master Property Management, Leasing, and Construction Management Agreement (the “Management Agreement”) with Wells Management, an affiliate of Wells Capital, under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain of our properties:

•

property management fees negotiated for each property managed by Wells Management, typically this fee would be equal to a percentage of the gross monthly income collected for that property for the preceding month;

•

leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to us during the applicable term of the lease, provided, however, that no commission shall be payable as to any portion of such term beyond ten years;

•

construction management fees for projects overseen by Wells Management such as capital projects, new construction, and tenant improvements, which fees are to be market based and negotiated for each property managed by Wells Management; and

•	other fees as negotiated with the addition of each specific property covered under the agreement.

(b)	Stockholders may directly nominate potential directors who meet the director criteria established by our board of directors and our charter by satisfying the procedural requirements for such nomination as provided in Section 2.12 of our Amended and Restated Bylaws. Any stockholder may request a copy of our Amended and Restated Bylaws free of charge by calling our Client Services department at 1-800-557-4830.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

Dated: August 11, 2010	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2010 FORM 10-Q OF

WELLS CORE OFFICE INCOME REIT, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 20, 2010 and filed with the Commission on July 26, 2010.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the Company’s prospectus filed with the Commission on June 11, 2010.)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus filed with the Commission on June 11, 2010.)

4.4	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.5*	Escrow Agreement between the Company, Wells Investment Securities, Inc. and UMB Bank N.A. dated June 22, 2010

10.1*	Advisory Agreement between the Company and Wells Real Estate Advisory Services III, LLC dated June 7, 2010

10.2*	2010 Long-Term Incentive Plan adopted by the Company on June 7, 2010.

10.3*	Dealer Manager Agreement with Selected Dealer Agreement between the Company and Wells Investment Securities, Inc. dated June 10, 2010.

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.