Form 10-Q
period 2010-09-30
WELLS CORE OFFICE INCOME REIT INC
filed 2010-11-09
CIK 1256069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[Not yet applicable to registrant.]    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2010: 294,518 shares

FORM 10-Q

WELLS CORE OFFICE INCOME REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Core Office Income REIT, Inc. (“Wells Core Office Income REIT,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements:

•

We have a limited operating history and, as of September 30, 2010, our total assets of $3.0 million consist mostly of $2.6 million in cash received from sales of our common stock. As of September 30, 2010 we did not own any real estate assets.

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

Additional risk factors that should be considered in connection with all forward-looking statements are identified in Item 1A in this Form 10-Q and in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-163411) filed with the SEC on June 4, 2010, which registration statement may be amended and supplemented from time to time.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of loss, equity and cash flows reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Wells Core Office Income REIT’s results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$2,631,820	$200,000
Deferred financing costs	116,000	—
Prepaid expenses and other assets	276,514	—

Total assets	$3,024,334	$200,000

Liabilities:
Accounts payable and accrued expenses	$186,391	$—
Due to affiliates	422,687	—

Total liabilities	609,078

Commitments and Contingencies (Note 5)	—	—

Stockholders’ Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 133,123 and 8,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,331	80
Additional paid-in capital	2,967,086	199,920
Accumulated deficit	(553,161)	—

Total stockholders’ equity	2,415,256	200,000

Total liabilities and stockholders’ equity	$3,024,334	$200,000

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF LOSS

	(Unaudited) Three Months Ended September 30, 2010	(Unaudited) Nine Months Ended September 30, 2010
Revenues:
	$—	$—
Expenses:
General and administrative	(256,464)	(361,134)
Acquisition fees and expenses	(192,101)	(192,101)

	(448,565)	(553,235)
Other income:
Interest income	74	74

Net loss	$(448,491)	$(553,161)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(42.10)	$(62.19)

Weighted-average common shares outstanding – basic and diluted	10,653	8,894

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	8,000	$80	$199,920	$—	$200,000

Issuance of common stock	125,123	1,251	3,126,835	—	3,128,086
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(297,168)	—	(297,168)
Other offering costs	—	—	(62,501)	—	(62,501)
Net loss	—	—	—	(553,161)	(553,161)

Balance, September 30, 2010	133,123	$1,331	$2,967,086	$(553,161)	$2,415,256

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited) Nine Months Ended September 30, 2010
Cash Flows from Operating Activities:
Net loss	$(553,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(26,514)
Increase in accounts payable	186,391

Net cash used in operating activities	(393,284)

Cash Flows from Investing Activities:
Earnest money paid	(250,000)

Net cash used in investing activities	(250,000)

Cash Flows from Financing Activities:
Deferred financing costs paid	(116,000)
Due to affiliates	412,627
Issuance of common stock	3,125,037
Commissions on stock sales and related dealer-manager fees paid	(287,143)
Other offering costs paid	(59,417)

Net cash provided by financing activities	3,075,104

Net change in cash and cash equivalents	2,431,820
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$2,631,820

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

1. Organization

Wells Core Office Income REIT, Inc. (“Wells Core Office Income REIT”) was formed on July 3, 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 2010. Prior to May 14, 2010, Wells Core Office Income REIT was known as Wells Real Estate Investment Trust III, Inc. Substantially all of Wells Core Office Income REIT’s business is expected to be conducted through Wells Core Office Income Operating Partnership, L.P. (“Wells Core OP”), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income REIT is the sole general partner of Wells Core OP. Wells Core Office Income Holdings, LLC (“Wells Core Holdings”), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP. Wells Core Office Income REIT owns 100% of the interests of Wells Core Holdings and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP and Wells Core Holdings, unless stated otherwise.

On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the “Initial Offering”) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan (“DRP”). Under the Initial Offering, the primary shares are offered at a price of $25 per share, with discounts available to certain categories of purchases, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million (the “Minimum Offering”), at which point active operations commenced. To issue shares under the Initial Offering to Pennsylvania investors, Wells Core Office Income REIT must raise gross offering proceeds of $166.7 million from all jurisdictions.

As of September 30, 2010, Wells Core Office Income REIT had raised gross offering proceeds under the Initial Offering of approximately $3.1 million from the sale of approximately 125,123 shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $297,168, acquisition fees of approximately $62,501, and other offering expenses of approximately $62,501, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $2.7 million. From October 1, 2010 through October 31, 2010, Wells Core Office Income REIT has accepted $4.0 million additional gross offering proceeds from the sale of approximately 161,395 additional shares under the Initial Offering.

On June 7, 2010, Wells Core Office Income REIT executed an agreement with Wells Real Estate Advisory Services III, LLC (the “Advisor”), under which the Advisor will perform certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”) and has contracted with Wells Capital, Inc. (“Wells Capital”) and Wells Management Company, Inc. (“Wells Management”), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Wells Core Office Income REIT.

Wells Core Office Income REIT intends to acquire and operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. Wells Core Office Income REIT intends to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of September 30, 2010 and December 31, 2009,

Wells Core Office Income REIT had not purchased any real estate assets. On October 7, 2010, Wells Core Office Income REIT acquired its first office property (see Note 7).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Core Office Income REIT have been prepared in accordance with the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells Core Office Income REIT’s consolidated financial statements include the accounts of Wells Core Office Income REIT, Wells Core OP, and Wells Core Holdings. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Wells Core Office Income REIT’s registration statement on Form S-11 (File No. 333-163411) filed with the SEC, as amended.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Upon commencing real estate operations, real estate assets will be stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets will consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance will be expensed as incurred. Additionally, Wells Core Office Income REIT will capitalize interest while the development of a real estate asset is in progress. Wells Core Office Income REIT will expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our Advisor, as incurred.

Wells Core Office Income REIT will be required to make subjective assessments as to the useful lives of our depreciable assets. Wells Core Office Income REIT will consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments will have a direct impact on net income. Wells Core Office Income REIT’s real estate assets will be depreciated or amortized using the straight-line method. The estimated useful lives of our assets by class will be as follows:

Building	40 years
Building improvements	5-25 years

Site improvements	15 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells Core Office Income REIT will allocate the purchase price of properties to tangible assets, consisting of land, building, site improvements and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells Core Office Income REIT’s estimate of their fair values in accordance with Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASC 820”) (see Fair Value Measurements section below for additional details).

The fair values of the tangible assets of an acquired property (which includes land, building and site improvements) will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land, building and site improvements based on management’s determination of the relative fair value of these assets. Management will determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management will include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor

As further described below, in-place leases with Wells Core Office Income REIT as the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, will be estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs will be included in intangible lease origination costs in the consolidated balance sheets and will be amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease will be calculated based on contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs (“Absorption Period Costs”) will be included in intangible lease assets in the consolidated balance sheets and amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships will be calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships will be included in intangible lease assets in the consolidated balance sheets and amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases will be calculated based on the present value (using a discount rate that will reflect the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values will be recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. ASC 820 defines the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical term is traded on an active exchange, such as publicly traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Cash and Cash Equivalents

Wells Core Office Income REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There are no restrictions on the use of Wells Core Office Income REIT’s cash balances as of September 30, 2010 and December 31, 2009.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with securing financing from a third-party lender. Such costs will be amortized over the term of the related financing arrangement and recorded as interest expense.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following items:

September 30, 2010
Earnest money deposit	$250,000
Prepaid directors’ and officers’ insurance	24,434
Other	2,080

Total	$276,514

The above earnest money deposit was paid as initial consideration for the October 2010 acquisition of an office property (the “Royal Ridge V Building,” see Note 7). Earnest money deposits are reclassified to other accounts upon being placed into service in a future period. Prepaid directors’ and officers’ insurance and other prepaid expenses and other assets are expensed as incurred. Management assesses the collectability of prepaid expenses and other assets on an ongoing basis and provides allowances against such balances as they, or portions of them, become uncollectible. No such allowances have been recorded as of September 30, 2010.

Common Stock

The par value of Wells Core Office Income REIT’s issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital. On April 30, 2010, Wells Core Office Income REIT changed its offering price from $10.00 per share to a price of $25.00 per share. In connection with the change in price, as of April 30, 2010, the 20,000 shares that were issued to WREF at $10.00 per share were exchanged by Wells Core Office Income REIT for 8,000 shares of common stock at $25.00 per share with no additional consideration paid by either party. The effect of this exchange is accounted for as a 2-for-5 reverse stock split. Stockholders’ equity has been retroactively adjusted to give effect to the adjustment for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the reduction in shares in connection with the reverse split. In addition, all share numbers and per share amounts in the consolidated financial statements have been retroactively adjusted to give effect to the reverse split.

Income Taxes

Wells Core Office Income REIT intends to qualify to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) for the year ended December 31, 2010. To qualify as a REIT, Wells Core Office Income REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells Core Office Income REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Core Office Income REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Core Office Income REIT relief under certain statutory provisions.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to ASC 820. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells Core Office Income REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells Core Office Income REIT on January 1, 2011. The adoption of ASC 820 did not have a material impact on Wells Core Office Income REIT’s consolidated financial statements or disclosures.

3. Related-Party Transactions and Agreements

Advisory Agreement

Wells Core Office Income REIT incurs fees and reimbursements payable to the Advisor for services as outlined below:

•	reimbursement of organization and offering costs paid by the Advisor on behalf of Wells Core Office Income REIT, not to exceed 2.0% of gross offering proceeds as of the date of reimbursement;

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

•

reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries (but excluding bonuses) and other employee-related expenses of the Advisor’s employees, who perform a full range of real estate services for Wells Core Office Income REIT, including management, administration, operations, and marketing, and are allocated to Wells Core Office Income REIT, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee or that are reimbursable under a property management agreement or other agreement between Wells Core Office Income REIT and the Advisor or its affiliates;

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

On August 11, 2010, Wells Core Office Income REIT and the Advisor amended and restated the Advisory Agreement (the “Amended and Restated Agreement”). The Amended and Restated Agreement is substantially the same as the Advisory Agreement entered on June 7, 2010, except for certain minor revisions and the changes noted below:

•	the timing in calculating the limit on reimbursement of organization and offering expenses is changed:

–	the limit is calculated as of the date of reimbursement instead of upon completion of the offering, and;

–

reimbursement to Wells Core Office Income REIT by the Advisor at the end of any fiscal quarter is required to the extent the limits on organization and offering expense reimbursement are exceeded during such quarter;

•	certain overhead expenses of the Advisor will not be reimbursed by Wells Core Office Income REIT;

•	the subordinated performance fee due upon termination will not be payable if the termination is due to an event of default by the Advisor or if the Advisor voluntarily terminates the agreement;

•	WREF has guaranteed the payment of amounts payable under the Amended and Restated Agreement in addition to the performances of services to be provided;

•	reimbursable personnel costs will be allocated among Wells-sponsored programs based upon an allocation methodology approved annually by the conflicts committee;

•

the Advisor is required to maintain commercial general liability insurance, workers’ compensation and employer’s liability insurance and commercial automobile liability insurance at certain levels of coverage;

•	the prior approval of the board of directors for any and all major leases and material amendments to major leases entered by Wells Core Office Income REIT is required; and

•	the Amended and Restated Agreement may only be assigned to an affiliate of the Advisor upon approval of a majority of the conflicts committee.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Administrative costs(1)	$198,123	$267,102
Commissions, net of discounts(2)(3)	216,054	216,054
Dealer-manager fees, net of discounts(2)	78,065	78,065
Acquisition fees(4)	62,501	62,501
Other offering costs(2)	62,501	62,501

Total	$617,244	$686,223

(1)

Represents administrative expenses funded by the Advisor during the periods presented. Such costs are included in general and administrative expense in the accompanying consolidated statements of loss.

(2)	Commissions, dealer-manager fees, and other offering costs are charged against equity as incurred.
(3)	Substantially all commissions were re-allowed to participating broker/dealers during the three months and nine months ended September 30, 2010.
(4)

Pursuant to the accounting standard for business combinations, Wells Core Office Income REIT expenses costs incurred in connection with real estate acquisitions, including acquisition fees payable to the Advisor as incurred.

Wells Core Office Income REIT incurred no related-party asset management fees, property management fees, debt financing fees, construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months or nine months ended September 30, 2010.

Due to Affiliates

The detail of amounts due to the Advisor and its affiliates is provided below as of September 30, 2010:

September 30, 2010
Administrative costs(1)	$267,102
Deferred financing costs(2)	116,000
Other prepaid expenses paid by affiliate	26,441
Commissions and dealer-manager fees	6,976
Other offering cost reimbursements	3,084
Acquisition fees	3,084

$422,687

(1)

The Advisor has funded the majority of Wells Core Office Income REIT’s administrative expenses during its start-up phase. Wells Core Office Income REIT intends to reimburse the Advisor for these costs once real estate operations commence and have stabilized.

(2)	These costs were incurred in connection with securing third-party financing for the acquisition of the Royal Ridge V Building (see Note 7)

Economic Dependency

Wells Core Office Income REIT has contracted with the Advisor, Wells Management, and WIS to provide certain services that are essential to Wells Core Office Income REIT, including asset management services, the possible supervision of the property management and leasing of some properties owned by Wells Core Office Income REIT, asset acquisition and disposition services, the sale of shares of Wells Core Office Income REIT’s common stock, as well as other administrative responsibilities for Wells Core Office Income REIT, including accounting services, stockholder communications, and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells Core Office Income REIT is dependent upon the Advisor, Wells Capital, Wells Management and WIS.

The Advisor, Wells Capital, Wells Management, and WIS are owned and controlled by WREF. Historically, the operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, Wells Core Office Income REIT focuses on the financial condition of WREF when assessing the financial condition of the Advisor, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells Core Office Income REIT might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of September 30, 2010, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

4. Stockholders’ Equity

2010 Long-Term Incentive Plan

Wells Core Office Income REIT adopted a long-term incentive plan on June 7, 2010, which includes an independent director compensation plan, to provide for the grant of awards to its employees (in the event it ever has employees), employees of the Advisor or its affiliates, employees of entities that provide services to Wells Core Office Income REIT, Wells Core Office Income REIT’s independent directors, officers or directors of the Advisor or its affiliates, certain of the Wells Core Office Income REIT’s consultants and certain consultants to the Advisor or its affiliates (the “2010 Long-Term Incentive Plan”). Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, performance awards, deferred stock units, dividend equivalents and other stock-based awards. Wells Core Office Income REIT will account for such stock plan in accordance with GAAP, which requires the fair value of the stock option to be recognized as compensation expense over the vesting period. The total number of shares of common stock reserved for issuance under the 2010 Long-Term Incentive Plan is 500,000 shares. During the term of this offering, Wells Core Office Income REIT intends to limit the type of incentive awards granted under the 2010 Long-Term Incentive Plan to restricted shares of stock issued to its independent directors.

Distribution Reinvestment Plan

Wells Core Office Income REIT has adopted a DRP, through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of Wells Core Office Income REIT’s common stock in lieu of receiving cash dividends. Shares may be purchased under the DRP for a price equal to the higher of $23.75 or 95% of the estimated value of a share of common stock, as estimated by the Advisor or another firm chosen for that purpose. If the purchase price is 95% of an estimated value, such price will be adjusted downward to the extent of any aggregate distributions per share of any net sale proceeds from the sale of assets or other special distributions so designated by the board of directors, distributed to stockholders after the estimated per share value is determined. Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of Wells Core Office Income REIT’s common stock.

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

5. Commitments and Contingencies

Organization and Offering Expenses

As of September 30, 2010 and December 31, 2009, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $2,590,000 and $890,000, respectively.

Under the terms of the Advisory Agreement discussed in Note 3, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of our common stock to the public. As of September 30, 2010, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $62,500 related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $2,527,500 will be accrued and payable as Wells Core Office Income REIT raises additional offering proceeds.

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

6. Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities:

Nine months ended September 30, 2010
Discounts applied to the issuance of common stock	$3,049

Commissions on stock sales and related dealer-manager fees due to affiliate	$6,976

Other offering costs due to affiliate	$3,084

7. Subsequent Events

In connection with preparing the consolidated financial statements and notes thereto included in this report on Form 10-Q, Wells Core Office Income REIT has evaluated subsequent events and notes the following items in addition to those disclosed elsewhere in the document:

Property Acquisition

On October 7, 2010, Wells Core Office Income REIT purchased a three-story office building containing approximately 119,600 rentable square feet (“Royal Ridge V Building”) for approximately $18.1 million, exclusive of closing costs. The Royal Ridge V Building was funded with $11.1 million of proceeds from a third-party mortgage loan (the “Royal Ridge V Loan,” defined below), $4.7 million of proceeds from a related-party loan (the “Bridge Loan,” defined below), and $2.3 million of equity proceeds raised under the Initial Offering. The Royal Ridge V Building is 100% leased to JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) through February 2020 with a 2015 termination option with respect to specified parts of the first and second floors (representing approximately 65% of the lease). There is no penalty to JPMorgan Chase to exercise this option. Wells Core Office Income REIT allocates the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on an estimate of their fair values. The following table summarizes the fair values of the assets and liabilities acquired (amounts in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination	Total Purchase Price
Royal Ridge V Building	Irving	TX	10/7/2010	$1,063	$15,535	$615	$922	$18,135

The purchase price for the acquisition includes allocations based upon preliminary estimates of the fair value of the assets and liabilities acquired. These allocations may be adjusted in the future upon finalization of these preliminary estimates. Intangible assets related to the Royal Ridge V Building totaled approximately $1.5 million and consisted of the value of in-place leases. The value associated with in-place leases is amortized over the remaining terms of the respective leases. At the purchase date, the aggregate weighted-average amortization period of the intangible assets was 6.1 years. Aggregate amortization expense related to these intangible assets is anticipated to be approximately $62,000 for the year ended December 31, 2010 and approximately $0.3 million for each of the years ended December 31, 2011, 2012, 2013, and 2014.

Pro Forma Financial Information for Real Estate Acquisition

The following unaudited pro forma statement of operations presented for the three and nine months ended September 30, 2010 has been prepared for Wells Core Office Income REIT to give effect to the acquisition of the Royal Ridge V Building as if the acquisition occurred on January 1, 2010. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the Royal Ridge V Building acquisition been consummated as of January 1, 2010.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
Pro Forma (amounts in thousands, except per share amounts)	Wells Core Office Income REIT, Historical	Royal Ridge V Building	Pro Forma Total	Wells Core Office Income REIT, Historical	Royal Ridge V Building	Pro Forma Total
Revenues	$—	$576	$576	$—	$1,728	$1,728

Expenses:
Property operating costs	—	218	218	—	655	655
Asset and property management fees – related party	—	34	34	—	102	102
Depreciation and amortization	—	269	269	—	807	807
General and administrative	256	—	256	361	—	361
Acquisition fees and expenses	192	—	192	192	—	192

	448	521	969	553	1,564	2,117

Real estate operating income (loss)	(448)	55	(393)	(553)	164	(389)

Interest expense	—	(143)	(143)	—	(430)	(430)

Net income (loss)	$(448)	$(88)	$(536)	$(553)	$(266)	$(819)

Per share information – basic and diluted	$(42.10)		$(3.80)	$(62.19)		$(5.81)

Royal Ridge V Loan

On October 7, 2010, Wells Core Office Income REIT, through Wells Core REIT-Royal Ridge V, LLC, a wholly owned subsidiary of Wells Core OP, entered into an agreement to borrow $11.1 million (“the Royal Ridge V Loan”) with Jackson National Life Insurance Company, an unaffiliated entity, as lender (“Jackson National”). The amount advanced under the Royal Ridge V Loan was used to fund the acquisition and acquisition-related costs of the Royal Ridge V Building.

The Royal Ridge V Loan matures on November 1, 2012 (the “Maturity Date”). The Royal Ridge V Loan initially bears interest at an annual rate of 4.00% until December 31, 2010. Thereafter, Jackson National shall adjust the interest rate on a quarterly basis so that the rate is 3.00% over the three-month LIBOR rate. The annual interest rate will in no event be less than 4.00%. These adjustments will occur on the last business day of each of March, June, September and December and will be effective the first day of the immediately following month. In addition, Wells Core Office Income REIT incurred certain closing costs in connection with the Royal Ridge V Loan, including a financing fee assessed at 1% of the loan amount. Commencing on December 1, 2010 and continuing through November 1, 2011, monthly payments of accrued unpaid interest are required. Commencing on December 1, 2011 and continuing until the Maturity Date, monthly payments of principal and interest are due and payable with principal calculated using an amortization term of 15 years, with the unpaid principal and all accrued unpaid interest being due and payable on the Maturity Date.

Wells Core Office Income REIT has the right to prepay the outstanding amount in full beginning on November 1, 2011 provided that (i) 30 days’ prior written notice of the intent to prepay is provided to Jackson National and (ii) a prepayment premium is paid to Jackson National. If the prepayment is made on or after November 1, 2011 but before May 1, 2012, the prepayment premium is equal to 0.5% of the outstanding principal balance. No prepayment premium need be paid if the prepayment is made on or after May 1, 2012.

The Royal Ridge V Loan is secured by a first mortgage lien on the assets of the Royal Ridge V Building including the land, fixtures, improvements, leases, rents and reserves. The Royal Ridge V Loan contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. Wells Core Office Income REIT is currently in compliance with all such covenants.

Wells Core Office Income REIT will begin to incur debt financing fees, pursuant to the Advisory Agreement, on the Royal Ridge V Loan in November 2010 (see Note 3). In addition, deferred financing costs incurred in connection with securing the Royal Ridge V loan of $116,000 have been paid as of September 30, 2010. Such costs will be amortized over the term of the related financing arrangement and recorded as interest expense.

Bridge Loan

On October 5, 2010, Wells Core OP entered into a $10 million secured revolving bridge loan (the “Bridge Loan”) with its affiliate, WREF. Wells Core Office Income REIT expects to use the proceeds of the Bridge Loan for general corporate purposes, including but not limited to the financing of the acquisition of the Royal Ridge V Building. The Bridge Loan is scheduled to mature on April 5, 2011. Net proceeds from the sale of common stock will be used to repay the outstanding balance on the Bridge Loan.

Under the Bridge Loan, Wells Core Office Income REIT may from time to time request advances of no less than $50,000. After WREF funds the requested amount, Wells Core Office Income REIT’s obligation to repay the aggregate unpaid principal amount and the interest thereon will be evidenced by a revolving note. Outstanding loans will incur interest at either (i) the base rate plus one-and-one-half percent (1.50%) per annum or (ii) the LIBOR rate for either a seven-day, one-month, two-month, three-month or six-month interest period, plus two-and-one-half percent (2.50%) per annum. Wells Core Office Income REIT has the right to prepay any outstanding loans at any time in whole or in part without premium or penalty.

The Bridge Loan is guaranteed by Wells Core Office Income REIT and is secured by pledges by Wells Core Office Income REIT and Wells Core OP of certain deposit accounts in which advanced loan proceeds are deposited. WREF’s security interest is limited to advanced loan proceeds and the amounts in such deposit accounts originating from investor subscription proceeds in Wells Core Office Income REIT’s deposit accounts as transferred to Wells Core OP. The Bridge Loan requires Wells Core Office Income REIT to comply with customary operating covenants. Upon an event of default, WREF can accelerate all borrowings then outstanding and prohibit Wells Core Office Income REIT from borrowing any further amounts under the Bridge Loan. WREF can also require Wells Core OP to pledge additional collateral to WREF upon an event of default. Wells Core Office Income REIT is currently in compliance with all such covenants.

WREF has elected to waive the debt financing fee on borrowings under the Bridge Loan (see Note 3).

Distribution Declaration

On October 8, 2010, the board of directors of Wells Core Office Income REIT declared distributions for stockholders of record from October 18, 2010 through December 15, 2010 in an amount of $0.003425 (0.3425 cents) per day, per share. Wells Core Office Income REIT expects that the cash distributions paid to stockholders will be funded from net cash generated by operating activities and other sources of cash. Wells Core Office Income REIT expects to pay this distribution in December 2010.

Property Under Contract

On October 22, 2010, Wells Core Office Income REIT entered into an agreement to purchase a three-story office building containing approximately 71,000 rentable square feet located in Bloomingdale, Illinois for approximately $11.5 million, exclusive of closing costs. As of October 31, 2010, Wells Core Office Income REIT has paid a total deposit of $458,000 to an escrow agent, which will be applied to the purchase price at closing.

Sale of Shares of Common Stock

From October 1, 2010 to October 31, 2010, Wells Core Office Income REIT raised approximately $4.0 million through the issuance of approximately 161,395 shares of common stock under the Initial Offering. As of October 31, 2010, approximately 199.7 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

During the nine months ended September 30, 2010, our attention focused primarily on our formation and the registration of the Initial Offering, which was declared effective on June 10, 2010. As of September 29, 2010, we raised the Minimum Offering amount, began issuing shares in our Initial Offering, and commenced active operations. We intend to generate the substantial majority of our revenue and income by acquiring high quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities, including properties at all stages of development or construction and new properties. We anticipate funding the acquisition of these properties with equity or debt, or a combination thereof, the allocation of which will primarily depend upon the availability of these resources relative to the timing and availability of suitable investment opportunities. Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to invest in a diversified portfolio. To the extent that significant funds are not raised, we may not be able to achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

In October 2010, we acquired our first property, a three-story office building located in Irving, Texas (the “Royal Ridge V Building”) for approximately $18.1 million. This acquisition was funded with $11.1 million of debt proceeds from a third-party mortgage loan, $4.7 million of debt proceeds under a related-party loan, and $2.3 million of net equity proceeds raised under the Initial Offering.

We intend to continue to raise capital proceeds from the sale of our common stock under the Initial Offering in future periods and to use such proceeds to repay amounts borrowed on the aforementioned related-party loan and to invest, along with new borrowings, in additional operating properties. We expect our primary source of future operating cash flows will be from net rental revenues generated from the Royal Ridge V Building and from additional operating properties to be acquired in future periods. Stockholder distributions will be largely dependent upon, among other things, our expectations of future operating cash flow generated from our properties and our determination of near-term cash needs for capital expenditures at our properties and debt repayments.

Short-term Liquidity and Capital Resources

During the nine months ended September 30, 2010, our net cash outflows from operating activities were $393,284 and consisted primarily of expenditures for administrative costs, including directors’ fees and expenses, legal and professional fees, and salary reimbursements. To date, our operating expenditures have been predominantly financed by advances received from the Advisor. As of September 30, 2010, we owed the Advisor $293,543 for operating expenditures funded on our behalf in current and prior periods.

During the nine months ended September 30, 2010, we generated net proceeds from the sale of common stock under the Initial Offering, net of commissions, dealer-manager fees, acquisition fees, and offering cost reimbursements of $2.7 million, the majority of which was used to fund the October 2010 acquisition of the Royal Ridge V Building. We intend to utilize residual equity proceeds on hand, and those to be generated in future periods from the sale of our common stock under the Initial Offering along with new borrowings, to repay amounts owed on the related-party loan used to finance a portion of the Royal Ridge V Building and to invest in additional operating properties.

On October 8, 2010, our board of directors declared distributions for stockholders of record from October 18, 2010 through December 15, 2010 in an amount equal to $0.003425 per share, per day during that period. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution as our initial real estate operations stabilize over the short term.

Negotiations for a credit facility are well under way with prospective lenders. In the event that we are unable to secure this facility, we would pursue alternative financing operations and our ability to fund future real estate acquisitions may decrease. We believe that we will be able to secure financing sufficient to meet our obligations at current-market terms. However, we acknowledge that the U.S. credit markets remain volatile and, as such, we can make no assurances that financing will be available at terms favorable or desirable to us. We believe that we have access to adequate liquidity and capital resources to meet our current obligations, including approximately $422,687 due to the Advisor and its affiliates, as of September 30, 2010.

Long-term Liquidity and Capital Resources

Over the long-term, we expect that our primary source of capital will include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We anticipate funding distributions to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund distributions as well.

We expect our principal demands for capital to include funding acquisitions of office and industrial properties, either directly or through investments in joint ventures, capital improvements for such properties, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, distributions, and redemptions of shares of our common stock under our share redemption plan.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our office and industrial properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Substantially all net proceeds generated from the sale of shares under the Initial Offering or from debt financing will be available to fund acquisitions of office and industrial properties, capital expenditures identified at the time of acquisition, and to pay down outstanding borrowings. If sufficient equity or debt capital is not available, our future investments in office and industrial properties will be lower.

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation). We intend to maintain debt levels subject to this limitation over the long term; however, we may borrow in excess of this limitation under some circumstances. In accordance with our charter, our board of directors and our conflicts committee determined that borrowing in excess of 100% of our net assets, as defined in our charter, was justified in connection with the acquisition of the Royal Ridge V Building because:

•	the debt should enable us to purchase properties and earn rental income more quickly;

•

the acquisition made possible by the debt is expected to increase net offering proceeds from the Initial Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors;

•

the dealer manager of the Initial Offering has a strong record of raising capital for programs such as ours; therefore, our leverage is likely to exceed our charter’s guidelines only for a short period of time; and

•	the prospectus for the Initial Offering disclosed the likelihood that we would exceed our charter’s leverage guidelines during the early stages of the Initial Offering.

As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged office and industrial acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our conflicts committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Results of Operations

Overview

As of September 30, 2010 we had received and accepted the Minimum Offering amount of $2.5 million in gross offering proceeds; however, we did not own any real estate properties. Accordingly, we did not engage in active real estate operations during the periods presented. Our net losses for the three and nine months ended September 30, 2010 primarily consist of administrative costs, including directors’ fees and expenses, legal and professional fees, salary reimbursements, and acquisition expenses and acquisition fees incurred on the sale of our common stock.

Our results of operations are not indicative of those expected in future periods. While we expect to continue to incur administrative costs and real estate acquisition fees and expenses in future periods, we also expect to generate rental revenues, net of operating expenses and interest expense, from the Royal Ridge V Building and from additional acquisitions of operating properties in future periods as well.

Election as a REIT

We intend to qualify to be taxed as a REIT under the Code, beginning with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

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

A discussion of the accounting policies that we intend to adopt upon commencing active real estate operations, and which management deems critical because they may require complex judgment in their application or otherwise require estimates about matters that are inherently uncertain, is provided below:

Evaluating the Recoverability of Real Estate Assets

We intend to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we will have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we will assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we will adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values will be calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

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

Related–Party Transactions and Agreements

Transactions and Agreements

We have entered into agreements with the Advisor, WIS, and Wells Management whereby we pay certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 3 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and a director; Wells Capital, an affiliate of our advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

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

Commitments and Contingencies

As of September 30, 2010 and December 31, 2009, the Advisor has incurred aggregate organization and offering expenses on our behalf of approximately $2,590,000 and $890,000, respectively. Under the terms of the Advisory Agreement discussed in Note 3 to our accompanying consolidated financial statements, we are obligated to reimburse the Advisor in an amount equal to the lesser of actual costs incurred or 2.0% of total gross capital raised from the sale of shares in the Initial Offering. As of September 30, 2010, $62,500 has been accrued in our consolidated balance sheet. The remaining $2,527,500 will be accrued and payable as we raise additional offering proceeds.

Subsequent Events

In connection with preparing the consolidated financial statements and notes thereto included in this report on Form 10-Q, we have evaluated subsequent events and note the following disclosures in addition to those disclosed elsewhere in the document:

Property Acquisition

On October 7, 2010, we purchased a three-story office building containing approximately 119,600 rentable square feet (“Royal Ridge V Building”) for approximately $18.1 million, exclusive of closing costs. The Royal Ridge V Building was funded with $11.1 million of proceeds from a third-party mortgage loan (the “Royal Ridge V Loan,” defined below), $4.7 million of proceeds from a related-party loan (the “Bridge Loan,” defined below), and $2.3 million of equity proceeds raised under the Initial Offering. The Royal Ridge V Building is 100% leased to JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) through February 2020 with a 2015 termination option with respect to specified parts of the first and second floors (representing approximately 65% of the lease). There is no penalty to JPMorgan Chase to exercise this option.

Royal Ridge V Loan

On October 7, 2010, we entered into an agreement to borrow $11.1 million (“the Royal Ridge V Loan”), through Wells Core REIT-Royal Ridge V, LLC, a wholly owned subsidiary of Wells Core OP, with Jackson National Life Insurance Company, an unaffiliated entity, as lender (“Jackson National”). The amount advanced under the Royal Ridge V Loan was used to fund the acquisition and acquisition-related costs of the Royal Ridge V Building.

The Royal Ridge V Loan matures on November 1, 2012 (the “Maturity Date”). The Royal Ridge V Loan initially bears interest at an annual rate of 4.00% until December 31, 2010. Thereafter, Jackson National shall adjust the interest rate on a quarterly basis so that the rate is 3.00% over the three-month LIBOR rate. The annual interest rate will in no event be less than 4.00%. These adjustments will occur on the last business day of each of March, June, September and December and will be effective the first day of the immediately following month. In addition, we incurred certain closing costs in connection with the Royal Ridge V Loan, including a financing fee assessed at 1% of the loan amount. Commencing on December 1, 2010 and continuing through November 1, 2011, monthly payments of accrued unpaid interest are required. Commencing on December 1, 2011 and continuing until the Maturity Date, monthly payments of principal and interest are due and payable with principal calculated using an amortization term of 15 years, with the unpaid principal and all accrued unpaid interest being due and payable on the Maturity Date.

We have the right to prepay the outstanding amount in full beginning on November 1, 2011 provided that (i) 30 days’ prior written notice of the intent to prepay is provided to Jackson National and (ii) a prepayment premium is paid to Jackson National. If the prepayment is made on or after November 1, 2011 but before May 1, 2012, the prepayment premium is equal to 0.5% of the outstanding principal balance. No prepayment premium need be paid if the prepayment is made on or after May 1, 2012.

The Royal Ridge V Loan is secured by a first mortgage lien on the assets of the Royal Ridge V Building including the land, fixtures, improvements, leases, rents and reserves. The Royal Ridge V Loan contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. We are currently in compliance with all such covenants.

We will begin to incur debt financing fees, pursuant to the Advisory Agreement, on the Royal Ridge V Loan in November 2010 (see Note 3). In addition, deferred financing costs incurred in connection with securing the Royal Ridge V loan of $116,000 have been paid as of September 30, 2010. Such costs will be amortized over the term of the related financing arrangement and recorded as interest expense.

Bridge Loan

On October 5, 2010, Wells Core OP entered into a $10 million secured revolving bridge loan (the “Bridge Loan”) with its affiliate, WREF, an affiliate of our Advisor. We expect to use the proceeds of the Bridge Loan for general corporate purposes, including but not limited to the financing of the acquisition of the Royal Ridge V Building located in Irving, Texas. The Bridge Loan is scheduled to mature on April 5, 2011. Net proceeds from the sale of common stock will be used to repay the outstanding balance on the Bridge Loan.

Under the Bridge Loan, we may from time to time request advances of no less than $50,000. After WREF funds the requested amount, our obligation to repay the aggregate unpaid principal amount and the interest thereon will be evidenced by a revolving note. Outstanding loans will incur interest at either (i) the base rate plus one-and-one-half percent (1.50%) per annum or (ii) the LIBOR rate for either a seven-day, one-month, two-month, three-month or six-month interest period, plus two-and-one-half percent (2.50%) per annum. We have the right to prepay any outstanding loans at any time in whole or in part without premium or penalty.

The Bridge Loan is guaranteed by us and is secured by pledges by us and Wells Core OP of certain deposit accounts in which advanced loan proceeds are deposited. WREF’s security interest is limited to advanced loan proceeds and the amounts in such deposit accounts originating from investor subscription proceeds in our deposit accounts as transferred to Wells Core OP. The Bridge Loan requires us to comply with customary operating covenants. Upon an event of default, WREF can accelerate all borrowings then outstanding and prohibit us from borrowing any further amounts under the Bridge Loan. WREF can also require Wells Core OP to pledge additional collateral to WREF upon an event of default. We are currently in compliance with all such covenants.

WREF has elected to waive the debt financing fee on borrowings under the Bridge Loan (see Note 3).

Distribution Declaration

On October 8, 2010, our board of directors declared distributions for stockholders of record from October 18, 2010 through December 15, 2010 in an amount of $0.003425 (0.3425 cents) per day, per share. We expect that the cash distributions paid to stockholders will be funded from net cash generated by operating activities and other sources of cash. We expect to pay this distribution in December 2010.

Property Under Contract

On October 22, 2010, we entered into an agreement to purchase a three-story office building containing approximately 71,000 rentable square feet located in Bloomingdale, Illinois for approximately $11.5 million, exclusive of closing costs. As of October 31, 2010, we have paid a total deposit of $458,000 to an escrow agent, which will be applied to the purchase price at closing.

Sale of Shares of Common Stock

From October 1, 2010 to October 31, 2010, we raised approximately $4.0 million through the issuance of approximately 161,395 shares of our common stock under the Initial Offering. As of October 31, 2010, approximately 199.7 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

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

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation); however, we may exceed this limit under some circumstances. High debt levels could result in high debt service payments and be accompanied by restrictive covenants, which may limit the amount of cash we have available to fund distributions to stockholders. In connection with the acquisition of the Royal Ridge V Building, our board of directors approved borrowing in excess of 100% of our net assets. In the future, our board of directors may determine that it is in our best interest to pursue similarly leveraged office and industrial acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties, we are not able to anticipate with any degree of certainty what our debt levels will be in the near future.

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

ITEM 1A. RISK FACTORS

The following risk factors should be read together with the risk factors disclosed in the “Risk Factors” section of our registration statement on Form S-11 (File No. 333-163411) filed with the SEC, as amended.

We are dependent upon our advisor and its affiliates to conduct our operations and this offering; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon our advisor and its affiliates to conduct our operations and this offering. Thus, adverse changes to our relationship with, or the financial health of, our advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

Affiliates of our advisor serve as a general partner to many Wells-sponsored limited partnership programs. Those affiliates may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against our advisor’s affiliates could result in a substantial reduction of their net worth. If such liabilities affected the level of services that our advisor could provide, our operations and financial performance could suffer.

In addition, affiliates of our advisor are currently parties to litigation regarding Piedmont REIT’s internalization of entities affiliated with our advisor, which internalization transaction is described in our registration statement on Form S-11. Due to the uncertainties inherent in the litigation process, it is not possible for us to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. Affiliates of our advisor have and may continue to incur defense costs associated with the litigation. A summary of the nature and status of the litigation is set forth below.

On March 12, 2007, a stockholder of Piedmont REIT filed a purported class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Wells Management; and other affiliates of our advisor. The litigation was filed prior to the closing of the internalization transaction on April 16, 2007.

The complaint alleged, among other things, (i) that the consideration to be paid as part of the internalization is excessive; (ii) violations of the federal proxy rules based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Piedmont REIT; and (iv) that the proposed internalization will unjustly enrich certain directors and officers of Piedmont REIT, including Messrs. Wells and Williams. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction.

On June 27, 2007, the plaintiff filed an amended complaint, which contained the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of one of Piedmont REIT’s officers as an individual defendant.

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

On December 4, 2009, the parties filed motions for summary judgment. The parties filed their respective responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the motions for summary judgment were filed on February 19, 2010. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

If we internalize our management functions, we could incur significant costs, including litigation costs, your interest in us could be diluted and our operations could suffer.

At some point in the future, we may consider becoming “self-managed” by internalizing the functions performed for us by our advisor and its affiliates, particularly if we seek to list our shares on a national securities exchange. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees and purchase information technology and other infrastructure necessary for our business. The individuals and assets may or may not be affiliated with our advisor and may be hired or acquired in separate negotiations or as a group. We may choose to hire the individuals who are most familiar with our business and to acquire the infrastructure that our business then utilizes by entering into a business combination transaction with our advisor or one of its affiliates.

If we hire non-affiliates to become our executives and employees, their lack of familiarity with our portfolio and business could adversely affect our operations and the value of your investment. However, even if we buy our advisor or hire individuals familiar with us, we are not likely to secure the services of all of the individuals who perform services on our behalf. Therefore, our operations may also suffer even if we hire those who are familiar with our business. In addition, if we become self-managed by acquiring our advisor or an entity affiliated with our advisor or a third-party real estate asset management company, the consideration for such a business combination could be significant. Piedmont REIT, the self-administered REIT previously sponsored by Wells Real Estate Funds, transferred 6,504,550 shares of common stock (after reflecting a 1-for-3 reverse stock split) which traded between $14.37 per share and $21.01 per share from the start of trading on February 10, 2010 through September 30, 2010, to acquire affiliates of its advisor. A costly acquisition could dilute your interest in us or otherwise adversely affect the value of your investment in us.

Finally, a business combination with our advisor or one of its affiliates may be the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts to defend claims, which litigation costs would reduce the amount of funds available for us to invest in real estate assets or to pay distributions. As of the date of this Form 10-Q, Piedmont REIT is a defendant to a lawsuit filed in connection with its internalization transaction. For additional discussion regarding this litigation, see the risk factor entitled “We are dependent upon our advisor and its affiliates to conduct our operations and this offering; thus adverse changes in their financial health or our relationship with them could cause our operations to suffer.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended September 30, 2010 were sold in an offering registered under the Securities Act of 1933,

(b)

On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2010, we had raised gross offering proceeds under the Initial Offering of approximately $3.1 million from the sale of approximately 125,000 shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $297,168, acquisition fees of approximately $62,501, and other offering expenses of approximately $62,501, we had raised aggregate net offering proceeds of approximately $2.7 million. We invested the majority of the net offering proceeds raised through September 30, 2010 in a commercial real estate acquisition in early October. Going forward, we intend to continue to invest net offering proceeds in commercial real estate properties.

(c)	During the quarter ended September 30, 2010, we did not repurchase any of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	Not applicable.

ITEM 4. (REMOVED and RESERVED)

ITEM 5. OTHER INFORMATION

(a)	During the third quarter of 2010, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	None

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

Dated: November 9, 2010	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2010 FORM 10-Q OF

WELLS CORE OFFICE INCOME REIT, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 20, 2010 and filed with the Commission on July 26, 2010.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the Company’s prospectus filed with the Commission on June 11, 2010.)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus filed with the Commission on June 11, 2010.)

4.4	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.5	Escrow Agreement between the Company, Wells Investment Securities, Inc. and UMB Bank N.A. dated June 22, 2010, incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q filed with the Commission on August 11, 2010

10.1*	Amended and Restated Advisory Agreement between the Company and Wells Real Estate Advisory Services III, LLC dated August 11, 2010

10.2*	Master Property Management, Leasing and Construction Management Agreement between the Company and Wells Management Company, Inc. dated August 11, 2010

10.3*	Agreement of Purchase and Sale by and between BREOF BNK3Q Royal Ridge LP and Wells Core Office Income Operating Partnership, L.P. dated August 5, 2010, as amended

10.4*	Assignment and Assumption of Agreement of Purchase and Sale of Property by and between Wells Core Office Income Operating Partnership, L.P. and Wells Core REIT – Royal Ridge V, LLC dated October 4, 2010

10.5*	Loan and Security Agreement by and between Wells Real Estate Funds, Inc. and Wells Core Office Income Operating Partnership, L.P. dated October 5, 2010

10.6*	Revolving Note between Wells Core Office Income Operating Partnership, L.P. and Wells Real Estate Funds, Inc. dated October 5, 2010

10.7*	Guaranty by Wells Core Office Income REIT, Inc. in favor of Wells Real Estate Funds, Inc. dated October 5, 2010

10.8*	Loan Agreement by and between Jackson National Life Insurance Company and Wells Core REIT – Royal Ridge V, LLC dated October 7, 2010

10.9*	Floating Rate Promissory Note between Wells Core REIT-Royal Ridge V, LLC and Jackson National Life Insurance Company dated October 7, 2010

10.10*	First Lien Deed of Trust, Security Agreement and Financing Statement of Wells Core REIT – Royal Ridge V, LLC as grantor for the benefit of Jackson National Life Insurance Company dated October 6, 2010

10.11*	Agreement for the Purchase and Sale of Property by and between HP Hamilton Woods I, L.L.C. and Wells Real Estate Advisory Services III, LLC dated October 12, 2010

10.12*	Assignment and Assumption of Agreement for the Purchase and Sale of Property by and between Wells Real Estate Advisory Services III, LLC and Wells Core REIT – 333 E. Lake, LLC dated October 22, 2010

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.