Form 10-K
period 2010-12-31
WELLS CORE OFFICE INCOME REIT INC
filed 2011-03-28
CIK 1256069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 000-54248

WELLS CORE OFFICE INCOME REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-0500668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(770) 449-7800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes  ☐    No  ☒

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

    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates: As of the registrant’s most recently completed second quarter, no shares of common stock were held by non-affiliates.

Number of shares outstanding of the registrant’s

Only class of common stock, as of February 28, 2011: 1,528,897 shares

Documents Incorporated by Reference:

FORM 10-K

WELLS CORE OFFICE INCOME REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Core Office Income REIT, Inc. (“Wells Core Office Income REIT,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission (“SEC”). We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Wells Core Office Income REIT is a Maryland corporation that intends to elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and has qualified and operated as such beginning with its taxable year ended December 31, 2010. Wells Core Office Income REIT engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells Core Office Income REIT was formed on July 3, 2007, and commenced operations on September 29, 2010. Wells Core Office Income REIT conducts business primarily through Wells Core Office Income Operating Partnership, L.P. (“Wells Core OP”), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income REIT is the sole general partner of Wells Core OP. Wells Core Office Income Holdings, LLC (“Wells Core Holdings”), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP. Wells Core Office Income REIT owns 100% of the interests of Wells Core Holdings and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP and Wells Core Holdings, unless stated otherwise.

On June 10, 2010, we commenced its initial public offering of up to 230,000,000 shares of common stock (the “Initial Offering”) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 30,000,000 of those shares being offered through the Distribution Reinvestment Plan (“DRP”). Under the Initial Offering, the primary shares are offered at a price of $25 per share, with discounts available to certain categories of purchasers, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, we received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million (the “Minimum Offering”), at which point active operations commenced.

On June 7, 2010, we executed an agreement with Wells Core Office Income REIT Advisory Services, LLC (formerly known as Wells Real Estate Advisory Services III, LLC) (the “Advisor”), under which the Advisor will perform certain key functions on our behalf, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”) and has contracted with Wells Capital, Inc. (“Wells Capital”) and Wells Management Company, Inc. (“Wells Management”), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above.

Although we may invest in a wide range of real estate, we generally focus our acquisition efforts on high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. We intend to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of December 31, 2010, we owned interests in two office properties, which include two buildings, comprising approximately 190,600 square feet of commercial space located in two states. Of these properties, all are wholly owned. As of December 31, 2010, our office properties were approximately 99% leased. For additional information regarding our properties and significant tenants, see Item 2 below.

Our stock is not listed on a public securities exchange. However, our charter requires that in the event our stock is not listed on a national securities exchange by July 31, 2020, we must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders. If we seek stockholder approval to extend or amend this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Real Estate Investment Objectives

Our primary investment objectives are to provide current income through cash distributions paid to our investors and to preserve and return our investors’ capital contributions. We also seek long-term capital appreciation from our investments.

Our investment philosophy emphasizes diversification of our portfolio for geographic locations, tenants, industry group of tenants, and timing of lease expirations. Prior to acquisition we perform an assessment to ensure that our portfolio is diversified with regard to these criteria to minimize the impact on our portfolio of significant factors affecting a single geographic area, type of property, tenant, or industry group of tenants. Additionally, we analyze annual lease expirations in an attempt to minimize the impact on the cash flows from operations of the portfolio as a whole for properties that may be vacant until re-leased.

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target are highly valued in the marketplace and, accordingly, competition for acquiring properties with these creditworthy tenants is intense. We remain committed to investing in quality properties with creditworthy tenants.

Generally, we are responsible for the repair or replacement of specific structural components of a property such as the roof of the building or the parking lot. However, the majority of our leases include reimbursement provisions that require the tenant to pay, as additional rent, all or a portion of real estate taxes; sales and use taxes; special assessments; utilities, insurance, and building repairs; and other building operation and management costs. Such reimbursement provisions mitigate the risks related to rising costs. Upon the expiration of leases at our properties, our objective is to negotiate leases that contain similar reimbursement provisions; however, the conditions in each of our markets could dictate different outcomes and may result in less favorable reimbursement provisions.

Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised in public offerings and debt proceeds. We anticipate using additional net proceeds raised from the issuance of our common stock, in combination with short-term and long-term additional borrowings, to fund additional real estate investments. With respect to short-term borrowings, we intend to temporarily draw on our credit facility with Regions Bank (see Item 7) to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to source suitable acquisition prospects.

Over the long-term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-gross-real-estate asset ratio; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our charter limits us from incurring debt in relation to our net assets in excess of 100%. However, upon showing that a higher level of debt is appropriate, a majority of the conflicts committee of the board of directors (the “Conflicts Committee”) may approve a higher borrowing level upon determining that a substantial justification exits. To date, our Conflicts Committee has approved borrowings in excess of our charter limit, as discussed at Item 7 below.

As of December 31, 2010, all of our debt outstanding was under variable-rate borrowing instruments. Our working capital line of credit provides flexibility with regard to managing our capital resources. The extent to which we draw on our line of credit is driven primarily by timing differences between raising capital in the Initial Offering and identifying and closing on property acquisitions. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Operating Objectives

We will continue to focus on the following key operating factors:

•	Raising sufficient amounts of equity capital to acquire a large, diversified portfolio while maintaining a low-to-moderate debt-to-real-estate asset ratio over the long-term;

•	Investing net offering proceeds in high-quality, income-producing properties that support a market distribution;

•

Ensuring that we enter into leases at market rents, upon lease expiration or with regard to current or acquired vacant space at our properties, to receive the maximum returns on our properties permitted by the market;

•

Considering appropriate actions for future lease expirations to ensure that we can position properties appropriately to retain existing tenants or negotiate lease amendments lengthening the term of the lease, resulting in the receipt of increased rents over the long term as allowed by the market; and

•	Controlling administrative operating expenses as a percentage of revenues as we take advantage of economies of scale.

Conflicts Committee Review of Our Policies

The Conflicts Committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Investment Policies. We focus our investment efforts on the acquisition of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy tenants and governmental entities. Although we may acquire other types of real estate, this focus is preferred because we believe it will best enable us to achieve our goal of preserving investor capital and generating current income. We are actively pursuing acquisition opportunities that meet this investment focus. The Advisor has extensive expertise with this type of real estate.

Working Capital Reserves. We may from time to time temporarily set aside offering proceeds, rather than pay down debt or acquire properties, in order to provide financial flexibility or in the event that suitable acquisitions are not available. While temporarily setting aside funds will decrease the amount available to invest in real estate in the short term and, hence, may temporarily decrease future net income, we believe that it may be prudent under certain economic conditions to have these funds available in addition to funds available from operations and borrowings. Over the long-term, we intend to use substantially all of our offering proceeds to facilitate investments in real estate.

Borrowing Policies. Over the long-term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. However, we may temporarily exceed this limit upon the approval of a majority of our independent directors. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our charter limits us from incurring debt in relation to our net assets in excess of 100%. However, upon showing that a higher level of debt is appropriate, a majority of our Conflicts Committee may approve a higher borrowing level upon determining that a substantial justification exits. To date, the majority of our Conflicts Committee has granted approval for us to take on higher borrowing levels in connection with financing portions of the following acquisitions: the Royal Ridge V Building (October 2010), the Bridgestone Building (November 2010), and the Westway One Building (January 2011). As of December 31, 2010, our debt-to-gross real-estate asset ratio was approximately 57.9%.

Policies Regarding Operating Expenses. Commencing on the earlier of four fiscal quarters after (i) we make our first investment or (ii) six months after commencement of the Initial Offering, the Advisor must reimburse us the amount by which our aggregate “total operating expenses” for the four fiscal quarters then ended exceed the greater of 2% of our “average invested assets” or 25% of our “net income” (all as defined by our charter), unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. We commenced the Initial Offering in June 2010 and acquired our first real estate property in October 2010; therefore, we will assess whether our total operating expenses are above this limit and whether our Advisor must reimburse us to the extent of any excess when these figures are available for the four fiscal quarters ending December 31, 2011. For the four consecutive quarters ended December 31, 2010, total operating expenses represented 14.9% of average invested assets and 460% of operating income, as defined by the Advisory Agreement.

Offering Policies. We are conducting a public offering of up to 200 million shares of common stock at $25 per share (with discounts available for certain categories of investors), plus additional shares offered under our distribution reinvestment plan. We believe the Initial Offering is in the best interest of our stockholders because it increases the likelihood that we will be able to (i) acquire income-producing properties and reduce our general and administrative expenses relative to our size, thereby improving stockholder returns and (ii) to diversify our portfolio of income-producing properties, thereby reducing risk in our portfolio.

Listing Policy. We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, we believe it is more cost-effective to remain unlisted and utilize the Advisor as the external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the longer-term benefits of completing our offering stage, allowing the portfolio to mature, and then listing the shares at a price that is anticipated to be higher than the price at which they would likely trade today. Our charter requires that in the event our stock is not listed on a national securities exchange by July 31, 2020, we must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders.

Employees

The employees of Wells Capital and Wells Management, affiliates of the Advisor, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we pay Wells Capital a separate fee. Our allocable share of these administrative reimbursements totaled $111,736 for the year ended December 31, 2010, which is included in general and administrative expenses in the accompanying consolidated statements of operations. We reimburse additional salaries as a component of organization and offering cost reimbursements (see Note 9 to the accompanying consolidated financial statements).

Insurance

We believe that our properties are adequately insured.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for high-quality tenants from owners and managers of competing projects. As a result, we may experience delays in re-leasing vacant space or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Economic Dependency

We have contracted with the Advisor, Wells Management, and Wells Investment Securities, Inc. (“WIS”) to provide certain services that are essential to us, including asset management services, the supervision of the property management and leasing of some properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, we are dependent upon the Advisor, Wells Capital, Wells Management, and WIS.

The Advisor, Wells Capital, Wells Management, and WIS are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). Historically, the operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of the Advisor, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2010, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Assertion of Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and a director; Wells Capital, an affiliate of the Advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

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

Website Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.wellscorereit.com, through a link to the http://www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

No public market currently exists for our shares of common stock, and we have no current plans to list our shares on an exchange. If you are able to sell your shares, you would likely have to sell them at a substantial discount from their public offering price.

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. You may not sell your shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale of your shares must also comply with applicable securities laws. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend, or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares will not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

We have limited operating history which makes our future performance and the performance of your investment difficult to predict.

Although we were incorporated in July 2007, we have no operating history. You should not rely upon the past performance of other Wells-sponsored real estate programs. Such past performance may not predict our future results. Our lack of operating history significantly increases the risk and uncertainty you face in making an investment in our shares.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

We will be competing to acquire these real estate investments with other REITs; real estate limited partnerships; pension funds and their advisors; bank and insurance company investment accounts; and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. We cannot be sure that the Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if the Advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in the Initial Offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. Therefore, the large size of the Initial Offering increases the risk that we may pay too much for real estate acquisitions. If we, through the Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the Initial Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to make distributions.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in the Initial Offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of the Initial Offering increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other affiliated programs could also delay the investment of the proceeds of the Initial Offering. Delays we encounter in the selection, acquisition, and development of income-producing properties would likely limit our ability to pay distributions to you and reduce your overall returns. In particular, when we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the distribution of cash distributions attributable to those particular properties. You should expect to wait several months after the closing of a property acquisition before we are in a position to pay cash distributions attributable to such property.

Continued disruptions in the financial markets and sluggish economic conditions could adversely affect market rental rates, commercial real estate values, and our ability to secure debt financing, service future debt obligations, or pay distributions to you.

Current financial markets and economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting a slow economic recovery, along with significant unemployment and vacancy rates at commercial properties.

The capital and credit markets have been experiencing extreme volatility and disruption for nearly two years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance debt. We may rely on debt financing to finance our properties and we may use debt to acquire properties. As a result of the ongoing credit market turmoil, we may not be able to refinance our indebtedness in the future or to obtain debt financing on attractive terms in the future. As such, to the extent available, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment worsens, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt.

Continued disruptions in the financial markets and sluggish economic conditions through 2011 and possibly beyond could negatively impact commercial real estate fundamentals and result in higher vacancy rates, lower rental rates, offering increased tenant improvements or concessions and declining values in our future real estate portfolio. These could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amount paid for such investments;

•

revenues from our properties could decrease due to fewer tenants, lower rental rates, and/or having to offer increased tenant improvements or concessions, making it more difficult for us to pay distributions or meet our debt service obligations on debt financings; and/or

•

revenues on our properties could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet any future debt service obligations or debt financing.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

There is no assurance we will raise the maximum offering amount in the Initial Offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of properties as we otherwise would, and the value of your investment may vary more widely with the performance of specific assets resulting in a potential greater risk that you will lose money in your investment.

The Initial Offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of the shares. There is no assurance we will raise the maximum offering amount. If we are unable to raise substantial funds in The Initial Offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, and the types of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we have a less diversified portfolio of investments. Should we be unable to diversify geographically or diversify the type or particular industry of our tenants, adverse events occurring in those geographic regions or to those particular tenant industries could have a material adverse effect on our property portfolio. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to you.

Until the proceeds from the Initial Offering are fully invested, we may pay distributions from sources other than our cash flow from operations, which may cause us to have less funds available for investment in properties and other assets, and your overall return may be reduced.

Our organizational documents permit us to pay distributions from any source, and we have not established limits on the amount of net proceeds, borrowings, or cash advances we may use to pay such distributions. If we fund distributions from financings, the net proceeds from the Initial Offering or other sources, we will have less funds available for investment in properties, and your overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect other sources to fund our distributions, such as offering proceeds, borrowings, the sale of assets, and the waiver or deferral of fees otherwise owed to the Advisor. To the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, and Donald R. Henry, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, Fretz, or Henry, nor does the Advisor or its affiliates, and we cannot guarantee that such persons will remain affiliated with us, the Advisor, or its affiliates. If any of these key personnel were to cease their affiliation with us, the Advisor, or its affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s and our property managers’ ability to hire and retain highly skilled managerial, operational, and marketing personnel. Competition for such personnel is intense, and the Advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. Further, we have established and intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

We are dependent upon the Advisor and its affiliates to conduct our operations and the Initial Offering; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon the Advisor and its affiliates to conduct our operations and the Initial Offering. Thus, adverse changes to our relationship with, or the financial health of, the Advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

Affiliates of the Advisor serve as a general partner to many Wells-sponsored limited partnership programs. Those affiliates may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against the Advisor’s affiliates could result in a substantial reduction of their net worth. If such liabilities affected the level of services that the Advisor could provide, our operations and financial performance could suffer.

In addition, affiliates of the Advisor are currently parties to litigation regarding Piedmont REIT’s internalization of entities affiliated with the Advisor. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. Affiliates of the Advisor have and may continue to incur significant defense costs associated with the litigation.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees, and agents) in some cases, which would decrease the cash otherwise available for distributions to you.

We may change our targeted investments without stockholder consent.

We expect our portfolio of investments in commercial real estate to consist primarily of high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities, including properties at all stages of development or construction and new properties. As between office and industrial properties, we expect industrial properties to constitute no more than 10% of our portfolio after completion of our offering stage, with office properties constituting the remainder of our portfolio. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk, and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to you.

If we internalize our management functions, we could incur significant costs, including litigation costs, your interest in us could be diluted, and our operations could suffer.

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

If we hire non-affiliates to become our executives and employees, their lack of familiarity with our portfolio and business could adversely affect our operations and the value of your investment. However, even if we buy our Advisor or hire individuals familiar with us, we are not likely to secure the services of all of the individuals who perform services on our behalf. Therefore, our operations may also suffer even if we hire those who are familiar with our business. In addition, if we become self-managed by acquiring our Advisor or an entity affiliated with our Advisor or a third-party real estate asset management company, the consideration for such a business combination could be significant. Piedmont REIT transferred 6,504,550 shares of common stock (after reflecting a 1-for-3 reverse stock split), which traded between $14.37 per share and $21.01 per share from the start of trading on February 10, 2010 through December 31, 2010, to acquire affiliates of its advisor. A costly acquisition could dilute your interest in us or otherwise adversely affect the value of your investment in us.

Finally, a business combination with our Advisor or one of its affiliates may be the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts to defend claims, which litigation costs would reduce the amount of funds available for us to invest in real estate assets or to pay distributions. As of the date of this supplement, Piedmont REIT is a defendant to a lawsuit filed in connection with its internalization transaction.

If we do not raise $70 million in the Initial Offering by June 30, 2011, we will have breached a covenant under our $70 million credit facility, which could accelerate our repayment date and materially adversely affect the value of your investment in us.

We entered into a credit facility with Regions Bank as administrative agent under which we may borrow up to $70 million. The facility includes a financial covenant requiring us to raise a total of $70 million in the Initial Offering by June 30, 2011. Should we not raise this amount of capital, we will be in breach under the facility. Such a breach could result in an acceleration of the repayment date. If we did not have sufficient cash to repay the facility at that time, the lenders under the facility could foreclose on any of our properties securing the facility. Such foreclosure could result in a material loss for us and would adversely affect the value of your investment in us.

Risks Related to Conflicts of Interest

The Advisor, Wells Capital, and possibly Wells Management will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, i.e., the Advisor may offer us less attractive investment opportunities or we may lease to less attractive tenants, lowering your overall return.

We will rely on the Advisor and Wells Capital to identify suitable investment opportunities. Other Wells-sponsored programs also rely on Wells Capital for investment opportunities. Many investment opportunities would be suitable for us as well as other Wells-sponsored programs. If the Advisor and its affiliates direct an investment opportunity to a Wells-sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of the Advisor, is most suitable. Our charter provides that for so long as we are externally managed it is not a proper purpose of ours to make any significant investment unless the Advisor has recommended that we make the investment. In addition, we may rely on Wells Management to attract and retain creditworthy tenants for some of our properties. Other Wells-sponsored programs rely on Wells Management for the same tasks. The Advisor and its affiliates could direct attractive investment opportunities to other entities or even make such investments for its own account. Wells Management could direct attractive tenants to other entities. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of distributions we may be able to pay you.

The Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of the Advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint venture agreements with other Wells-sponsored programs for the acquisition, development, or improvement of properties. The Advisor may have conflicts of interest in determining which Wells-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals.

In addition, the Advisor may face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Since the Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our and your detriment.

The Advisor, its affiliates, and our officers will face competing demands on their time, and this may cause our operations and your investment to suffer.

We rely on the Advisor and its affiliates for the day-to-day operation of our business. The Advisor and its affiliates, including our officers, have interests in other Wells-sponsored programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time among us and other Wells-sponsored programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of your investment, may decline. Furthermore, some or all of these individuals may become employees of another Wells-sponsored program in an internalization transaction or, if we internalize the Advisor, may not become our employees as a result of their relationship with other Wells-sponsored programs. If these events occur, the returns on our investments, and the value of your investment, may decline.

The Advisor and its affiliates will face conflicts of interest, including significant conflicts created by compensation arrangements with us and other Wells-sponsored programs, which could result in actions that are not in your long-term best interest.

The Advisor and its affiliates will receive substantial fees from us. These fees could influence the Advisor’s advice to us, as well as the judgment of the affiliates of the Advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•

the continuation, renewal, or enforcement of our agreements with the Advisor and its affiliates, including the advisory agreement; the dealer-manager agreement; and the property management, leasing, and construction management agreement;

•	public offerings of equity by us, which entitle WIS to dealer-manager fees and entitle the Advisor to increased acquisition and asset management fees;

•	property sales, which entitle the Advisor to real estate commissions and possible success-based fees;

•	property acquisitions from other Wells-sponsored programs, which might entitle the Advisor to real estate commissions and possible success-based fees in connection with its services for the seller;

•

property acquisitions from third parties, which utilize proceeds from the Initial Offering, thereby increasing the likelihood of continued equity offerings and related fee income for WIS and the Advisor;

•	whether and when we seek to become self-managed, which could lead to our acquisition of the Advisor at a substantial price;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Advisor to a success-based listing fee but could also adversely affect sales efforts for other Wells-sponsored programs depending on the price at which the shares trade; and

•

whether and when we seek to sell the company or its assets, which sale could entitle the Advisor to a success-based fee but could also adversely affect sales efforts for other Wells-sponsored programs depending upon the sales price of the company or its assets.

The acquisition fees paid to the Advisor and management and leasing fees paid to its affiliate, Wells Management, will be paid irrespective of the quality of their acquisition or property-management services during the term of the related agreement. Moreover, the Advisor and Wells Management will have considerable discretion with respect to the terms and timing of acquisition, disposition, and leasing transactions. Considerations relating to their compensation from other programs could result in decisions that are not in your best interest, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

All of our officers have loyalties to other Wells-sponsored programs, which loyalties could influence their judgment, resulting in actions that are not in our stockholders’ best interest or that disproportionately benefit another Wells-sponsored program at our expense.

All three of our officers are also directors or officers of two other Wells-sponsored real estate programs. Their loyalties to other Wells-sponsored programs may influence their judgment when making recommendations to our board of directors with respect to matters that may affect other Wells-sponsored programs, such as the following:

•

We could enter into transactions with other Wells-sponsored programs, such as property sales or acquisitions, joint ventures, or financing arrangements. Recommendations to the board regarding the terms of those transactions may be influenced by an officer’s loyalties to other Wells-sponsored programs.

•

A recommendation to the board regarding the timing of a debt or equity offering could be influenced by an officer’s concern that the offering would compete with an offering of other Wells-sponsored programs.

•	A recommendation to the board regarding the timing of property sales could be influenced by an officer’s concern that the sales would compete with those of other Wells-sponsored programs.

Risks Related to the Initial Offering and Our Corporate Structure

No investor may own more than 9.8% of our stock unless exempted by our board of directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock. This restriction may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion, or other rights; voting powers; restrictions; limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without your vote. Under Maryland General Corporation Law and our charter, you have a right to vote only on limited matters. Our board’s broad discretion in setting policies and your inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

You may not be able to sell your shares under the share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors has adopted a share redemption program, but there are significant conditions and limitations that limit your ability to sell your shares under the program. In addition, our board of directors may amend, suspend, or terminate our share redemption program upon 30 days’ notice and without stockholder approval.

Only shares held by the original purchaser from the company or shares transferred other than for value by the original purchaser and all subsequent holders may participate in the share redemption program. In other words, once a stockholder sells his or her shares, all subsequent transferees of those shares are excluded from participating in the share redemption program. Except with respect to redemptions sought within two years of a stockholder’s death or qualifying disability, you would have to hold your shares for at least one year in order to participate in our share redemption program. The share redemption program limits the number of shares that we may redeem under the program as follows:

•

We may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for “Ordinary Redemptions” (redemptions not sought within two years of an investor’s death or qualifying disability) during the 12-month period ending on such redemption date to exceed 50% of the net proceeds from the sale of shares under our distribution reinvestment plan during such 12-month period.

•	We will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

•	100% of the net proceeds from our distribution reinvestment plan during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.

These limits may prevent us from accommodating all redemption requests made in any year. The initial price at which we will repurchase a share under the share redemption program is 91% of the price at which we sold the share, or $22.75 per share for a share issued at $25.00. These restrictions would severely limit your ability to sell your shares should you require liquidity and could limit your ability to recover the value you invested.

The terms of our share redemption program are more generous for redemptions sought within two years of a stockholder’s death or qualifying disability.

The offering price of a share in the Initial Offering was not established on an independent basis and bears no relationship to the net value of our assets. The offering price is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the upfront fees that we pay in connection with the issuance of our shares.

The offering price of the shares in the Initial Offering was not established on an independent basis and bears no relationship to the net value of our assets. The offering price is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the upfront fees that we pay in connection with the issuance of our shares. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker/dealers.

Because the dealer-manager is one of our affiliates, you will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty you face.

The dealer-manager, WIS, is one of our affiliates and will not make an independent review of us or our Initial Offering. Accordingly, you do not have the benefit of an independent review of the terms of the Initial Offering. Further, the due diligence investigation of us by the dealer-manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker/dealer.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Existing stockholders and potential investors in the Initial Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After your purchase in the Initial Offering, our board may elect to (1) sell additional shares in the Initial Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under an incentive compensation equity award plan to our independent directors or to employees of the Advisor or its affiliates; (4) issue shares to the Advisor, its successors, or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Core OP. To the extent we issue additional equity interests after your purchase in the Initial Offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in the Initial Offering under this prospectus, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.

We will pay substantial fees and expenses to the Advisor, its affiliates, and participating broker/dealers, which payments increase the risk that you will not earn a profit on your investment.

The Advisor, its affiliates, and participating broker/dealers will perform services for us in connection with the offer and sale of our shares. The Advisor and its affiliates will also perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. We will pay them substantial upfront fees for some of these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to you. Largely as a result of these substantial fees, we expect that for each share sold in the primary offering of the Initial Offering, assuming we sell the maximum offering, no more than $22.015 will be available for the purchase of real estate, depending primarily upon the number of shares we sell.

We will also pay significant fees to the Advisor and its affiliates during our operational stage. Those fees include asset management fees and obligations to reimburse the Advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of the Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given the Advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring the Advisor. Such an internalization transaction could result in significant payments to affiliates of the Advisor irrespective of whether you enjoyed the returns on which we have conditioned other back-end compensation, and we will not be required to seek a stockholder vote to become self-managed.

These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the Initial Offering. Substantial consideration paid to the Advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to you and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for tenant improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiation. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls, and rooftops.

We will use substantially all of the Initial Offering’s gross proceeds to buy properties and pay various fees and expenses. We do not intend to reserve significant proceeds from the Initial Offering for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales, or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment.

You may be more likely to sustain a loss on your investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their company.

Our sponsor has invested only approximately $200,000 in us, primarily by purchasing 8,000 shares of common stock in us at $25.00 per share before our initial public offering. Therefore, if we are successful in raising enough proceeds to be able to reimburse our sponsors for the significant organization and offering expenses of the Initial Offering, our sponsors have little exposure to loss. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Our board of directors has opted out of the provisions of the Maryland General Corporation Law relating to deterring or defending hostile takeovers. Although we will not currently be afforded this protection, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent you from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders, or affiliates of interested stockholders, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation, who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Similarly, provisions of Title 3, Subtitle 8, of the Maryland General Corporation Law could provide similar anti-takeover protection.

Risks Related to Investments in Real Estate

Economic, market, and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in the supply of or demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

Any of the above factors, or combination thereof, could result in a decrease in the value of our potential properties, which would have an adverse effect on our operations, on our ability to pay distributions to you, and on the value of your investment.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available to distribute to you. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with high or prolonged vacancies could suffer, which could further reduce your return.

We depend on tenants for our revenue, and lease defaults or terminations by significant tenants could reduce our net income and limit our ability to make distributions to you.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property, particularly in the event the asset is an industrial property, which may not have efficient alternative uses. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to you.

If we enter into long-term leases with office tenants, those leases may not result in fair value over time.

Long-term leases do not allow for significant changes in rental payments and do not expire in the near-term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. Such circumstances would adversely affect our revenues and funds available for distribution.

Our inability to sell a property when we want could limit our ability to pay cash distributions to you.

General economic conditions, availability of financing, interest rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms, or within the time frame we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to pay distributions to you.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income and the return on your investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, or our existing line of credit, we do not have any sources of funding specifically designated for funding repairs or reconstruction of any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to you.

Our operating results may suffer because of potential development and construction delays that result in increased costs and risks.

We may use proceeds from the Initial Offering to acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Actions of our potential future joint venture partners could reduce the returns on our future joint venture investments and decrease your overall return.

We may enter into joint ventures to acquire, develop, or improve properties with some of the proceeds of the Initial Offering. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example, the following risks:

•	that our co-venturer, co-tenant, or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals that are, or that become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of your investment.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to you.

Real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties, or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges; air emissions; the operation and removal of underground and above-ground storage tanks; the use, storage, treatment, transportation, and disposal of solid and hazardous materials; the remediation of contamination associated with the release or disposal of solid and hazardous materials; the presence of toxic building materials; and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners, or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to you.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to you. We intend for all of our properties to be subject to Phase I environmental assessments at the time they are acquired.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to you.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce your overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss, or increased security costs. Wells-sponsored programs have historically owned properties in major metropolitan areas. We expect that we will also invest in such markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Risks Associated with Debt Financing

Our mortgage and other indebtedness, which may increase our business risks.

We have incurred indebtedness and are likely to incur additional indebtedness even if we raise significant proceeds in the Initial Offering. We may incur indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay distributions, and for other purposes.

Significant borrowings by us increase the risks of your investment. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. We expect to obtain a credit facility that will likely include a cross-default provision that provides that a payment default under any recourse obligation above a negotiated dollar amount or any non-recourse obligation above another negotiated dollar amount by us, Wells Core OP, or any of our subsidiaries will constitute a default under the credit facility.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace the Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to you.

We have incurred indebtedness in connection with the acquisition of two properties, and we expect that we will continue to incur indebtedness in the future. Increases in interest rates will increase our interest costs, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale might not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our charter limits us from incurring debt in relation to our net assets in excess of 50% (valued at cost before depreciation and other noncash reserves). However, upon a showing that a higher level of debt is appropriate, a majority of our Conflicts Committee after determining that a substantial justification exists, may approve such excess in borrowings over the 50% level. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Federal Income Tax Risks

Our failure to qualify as a REIT for federal income tax purposes would reduce the amount of income we have available for distribution and limit our ability to make distributions to our stockholders.

DLA Piper LLP (US) has rendered an opinion to us that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code (the “Code”) for our taxable year ended December 31, 2010, and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2010. This opinion was based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by Code. DLA Piper LLP (US) will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents DLA Piper LLP (US)’s legal judgment based on the law in effect as of its date. DLA Piper LLP (US)’s opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial, or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would reduce the return on your investment.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give you no assurance that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction was so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•

We may perform additional, noncustomary services for tenants of our buildings through our taxable REIT subsidiary, including real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of your investment.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of nondeductible capital expenditures; (iii) the creation of reserves; or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on your investment.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets, and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75.0% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25.0% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation, and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Legislative or regulatory tax changes could adversely affect you.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations, or interpretations may take effect retroactively and could adversely affect the taxation of us or of you as a stockholder. Therefore, changes in tax laws, regulations, or administrative interpretations, or any amendments thereto could diminish the value of an investment in our common stock or the value or the resale potential of our properties. We recommend you consult with your own tax advisor with respect to the impact of any relevant legislation on your investment in our common stock and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k), or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. Until 18 months have passed without a sale in a public offering of our common stock, not including any offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Wells Core OP, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value thereof.

This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties, or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of December 31, 2010.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2010, we owned interests in two office properties located in two states. Of these properties, all are wholly owned. At December 31, 2010, our office properties were approximately 99.2% leased with an average lease term remaining of approximately 8.8 years.

Property Statistics

The tables below include statistics for properties that we own directly. The following table shows lease expirations of our office properties as of December 31, 2010, and during each of the next ten years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2010 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2010 Annualized Gross Base Rent
Vacant	$—	1	0%
2018	1,139	70	34
2020	2,213	120	66

	$3,352	191	100%

The following table shows the geographic diversification of our office and industrial properties as of December 31, 2010.

Location	2010 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2010 Annualized Gross Base Rent
Chicago	$1,139	71	34%
Dallas	2,213	120	66%

	$3,352	191	100%

The following table shows the tenant industry diversification of our office properties as of December 31, 2010.

Industry	2010 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2010 Annualized Gross Base Rent
Wholesale Trade-Durable Goods	$1,139	71	34%
Nondepository Institutions	2,213	120	66%

	$3,352	191	100%

The following table shows the tenant diversification of our office and industrial properties as of December 31, 2010.

Tenant	2010 Annualized Gross Base Rent (in thousands)	Percentage of 2010 Annualized Gross Base Rent
JPMorgan Chase	$2,213	66%
Bridgestone Retail Operations	1,139	34

	$3,352	100%

Other Property-Specific Information

Certain of our properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 28, 2011, we had approximately 1.5 million shares of common stock outstanding held of record by a total of approximately 986 stockholders. The number of stockholders is based on the records of Boston Financial Data Services, Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

To facilitate the participation of Financial Industry Regulatory Authority members in our ongoing public offering of our common stock, we disclose in each annual report distributed to stockholders our Advisor’s per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor prepares annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of individual retirement accounts (“IRAs”) in the preparation of their reports relating to an investment in our shares. For these purposes, our Advisor’s estimated value of a share of our common stock is $25.00 per share as of December 31, 2010. The basis for this valuation is the fact that the current public offering price for our shares is $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). This estimated value is likely to be higher than the price at which you could resell your shares because (1) the Initial Offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown. Our Advisor expects to continue to use the most recent public offering price for a share of our common stock as the estimated per-share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan, or the redemption of interests in Wells Core OP. There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.

Our Advisor expects to continue to use the most recent public offering price per share of our common stock as the publicly reported estimated per share value of our common stock until such time as a per-share value of our common stock has been estimated based on the current value of our portfolio and reported publicly. We expect that such an estimated per-share value will be determined within 18 months of the close of our final public offering. Such estimated per-share value is expected to be determined based on estimates of the current values of our assets, net of current values of our liabilities; thus, the estimate should not be viewed as an estimate of the amount of net proceeds per share that would result from a sale of our properties at that time.

Distributions

We intend to make distributions each taxable year equal to at least 90% of our REIT taxable income. One of our primary goals is to pay regular quarterly distributions to our stockholders. We have declared and paid distributions quarterly based on daily record dates. The amount of distributions paid and the taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.

Our board of directors typically declares distributions to common stockholders in advance of a period spanning approximately one quarter using daily record dates. In determining the rate of stockholder distributions, we consider a number of factors, including the future level of cash projected to be available to fund stockholder distributions, which is currently principally dependent upon the rate at which we are able to raise equity proceeds under the Initial Offering and to invest those proceeds (in combination with borrowings) into new properties and, to a lesser extent, is also dependent upon the operations of properties that we already own.

When projecting the amount of cash to be available to fund distributions to stockholders in the future, we consider net cash projected to be provided by operating activities (as measured in the accompanying consolidated statements of cash flows), adjusted to exclude expenses incurred in connection with affecting real estate acquisitions. As provided in the prospectuses for the Initial Offering, such acquisition-related costs will be funded with cash generated from the sale of common stock in the Initial Offering and, therefore, will not be funded with cash generated from operations.

Quarterly distributions paid to the stockholders during 2010 were as follows:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$—	$—	$—	$86,367	$86,367

Per-Share Investment Income	$—	$—	$—	$—	$—
Per-Share Return of Capital(1)	$—	$—	$—	$0.202	$0.202

Total Per-Share Distribution	$—	$—	$—	$0.202	$0.202

(1)	100% of the distributions paid during the year ended December 31, 2010 were characterized as tax-deferred to investors.

Distributions paid in the fourth quarter of 2010 were payable to stockholders of record for the period from October 18, 2010 through December 15, 2010.

Our board of directors has declared distributions for stockholders of record from December 16, 2010 through February 28, 2011 in an amount equal to $0.003425 (0.3425 cent) per day, per share (or, a 5.0% annualized yield on a $25.00 original share price), and has declared distributions for stockholders of record from March 1, 2011 through March 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (or, a 6.0% annualized yield on a $25.00 original share price); we expect to pay these distributions in March 2011. Our board of directors also has declared distributions for stockholders of record from March 16, 2011 through June 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (or, a 6.0% annualized yield on a $25.00 original share price); we expect to pay this distribution in June 2011.

Redemption of Common Stock

We maintain a share redemption program (the “SRP”) that allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations and penalties. The program contains different rules for redemptions sought within two years of a stockholder’s death or “qualifying disability.” We refer to redemptions that do not occur within two years of a stockholder’s death or qualifying disability as “Ordinary Redemptions.”

For Ordinary Redemptions, the initial price at which we will repurchase a share under the SRP is 91.0% of the price at which we sold the share, or $22.75 per share for a share issued at $25.00. This initial redemption price will remain fixed until the date that we complete our offering stage. On or after the date on which we complete our offering stage, the price at which we would repurchase a share under the SRP will be 95% of (x) the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose less (y) the aggregate distributions per share of any net sale proceeds from the sale of assets, or other special distributions so designated by our board of directors, distributed to stockholders after the estimated per-share value is determined (the “Valuation Adjustment”).

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until completion of the above-mentioned offering stage. At that time, the redemption price would be (x) the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose less (y) the Valuation Adjustment.

We define the completion of our offering stage to be 18 months after the termination of a public offering of shares by us if no other public offering of shares commenced within such 18-month period. An “offering” referred to in the foregoing sentence shall not include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the redemption of interests in Wells Core OP.

In addition to the one-year holding period for Ordinary Redemptions, redemptions under the SRP are currently subject to the following limits:

•

We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions during the 12-month period ending on such redemption date to exceed 50% of the net proceeds from the sale of shares under our DRP during such 12-month period.

•	We will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

•	100% of the net proceeds from our DRP during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.

We will not redeem any share that has been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share are not eligible to participate in the SRP with respect to the shares so transferred.

No shares eligible to be redeemed under the SRP were submitted for redemption during the year ended December 31, 2010.

Use of Initial Public Offering Proceeds

On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on September 29, 2010 upon retaining WIS as the dealer-manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan.

Through December 31, 2010, we had sold 813,995 shares for gross offering proceeds of $20,322,428, including shares sold through the DRP. As of December 31, 2010, we had incurred selling commissions, dealer-manager fees, and organization and other offering costs in the amounts set forth below. The dealer-manager reallowed all of the selling commissions and a portion of the dealer-manager fees to participating broker/dealers.

Selling commissions, net of discounts	$1,396,307
Dealer-manager fees, net of discounts	507,409
Organization and other offering costs	404,721

Total expenses	$2,308,437

From the commencement of the Initial Offering through December 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $18,013,991, including net offering proceeds from the DRP of $43,621. The net proceeds from the DRP from each calendar year are used to calculate the maximum dollar value of shares redeemable under our share redemption program in the subsequent calendar year. As of December 31, 2010, we have used the net proceeds from our initial public offering and debt financing to purchase $29,426,144 in real estate and real-estate-related investments, including $668,855 of acquisition and origination fees and expenses.

Unregistered Issuance of Securities

On November 12, 2009, we issued 20,000 shares of our common stock to WREF at $10.00 per share in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. On April 30, 2010, we changed our stock price in the Initial Offering from $10.00 per share to $25.00 per share. Due to this change in price, on April 30, 2010, the 20,000 shares that were issued to WREF at $10.00 per share were exchanged by us for 8,000 shares of common stock with no additional consideration paid by either party in a private exchange exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. The original issuance of the 20,000 shares and the subsequent exchange of these shares for 8,000 shares to WREF by us did not involve any general solicitation and were made to an accredited and sophisticated investor, who had access to sufficient information about us and who agreed not to resell or distribute these shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof:

	December 31, 2010	December 31, 2009
Total assets	$35,420,561	$200,000
Total stockholders’ equity	$16,500,755	$200,000
Outstanding debt	$17,275,000	$—
Outstanding long-term debt	$11,100,000	$—

	Year Ended December 31, 2010	Year Ended December 31, 2009
Total revenues	$755,389	$—
Net loss attributable to common stockholders	$(1,543,623)	$—

Net cash used in operating activities	$(696,120)	$—
Net cash used in investing activities	$(29,426,144)	$—
Net cash provided by financing activities	$34,355,272	$—
Distributions paid	$(86,367)	$—

Proceeds raised through issuance of our common stock(1)	$20,322,428	$200,000
Net debt proceeds(1)	$17,275,000	$—
Investments in real estate(1)	$29,426,144	$—

Per weighted-average common share data:
Net loss – basic and diluted	$(13.48)	$—
Distributions declared	$0.26	$—

Weighted-average common shares outstanding	114,526	8,000

(1)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.

Overview

We commenced operations on September 29, 2010 to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. We are externally advised and managed by Wells Real Estate Advisory Services III, LLC and Wells Management. We intend to elect to be taxed as a REIT for federal income tax purposes and have qualified and operated as such beginning with our taxable year ended December 31, 2010.

During the year ended December 31, 2010, we have received investor proceeds under our initial public offering and used those proceeds to invest in real estate and repay borrowings. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under Generally Accepted Accounting Principles (“GAAP”), we expense costs incurred in connection with the acquisition of real estate assets. Please refer to Item 6., Selected Financial Data, for the amounts raised through the issuance of our common stock, obtained in the form of net new borrowings and invested in real estate.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2010, according to estimates. This is an indication that the market has stabilized and an economic recovery is currently under way. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures. While management believes the U.S. economy is beginning to show signs of recovery, we believe this recovery will be gradual and that downside risks related to factors such as employment and housing still exist.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2010, as evidenced by a vacancy rate of 17.6% for the fourth quarter compared with 17.0% vacancy this same time a year ago. There was negative net absorption of 14.5 million square feet in 2010, this in addition to the 79 million square feet of negative absorption in 2009. As anticipated, average rents have also declined from a $27.79 rate in fourth quarter 2009 to current rates of $27.53, a .94% decline. On a positive note, however, fourth quarter numbers show a positive net absorption of 2.5 million square feet, the first quarter of positive absorption since 2007, and a stabilization in vacancy rates and rental rates. Additionally, as the overall economy continues to improve, the office market should follow suit with modestly improving fundamentals in 2011.

Transaction volume for office properties increased significantly in 2010 with over $41 billion in transactions, more than doubling 2009 activity of $17.3 billion. Fourth quarter 2010 activity alone was $18.7 billion, more than all of 2009 numbers. Much of the sales activity was made up of portfolio transactions and larger deals concentrated in major markets such as New York; Washington, D.C.; and Chicago. Capitalization rates (first-year income returns) also experienced sharp declines in 2010, dropping nearly 200 basis points overall. Average central business district capitalization rates finished the year at 6.2%, a 225 basis point reduction, and suburban rates averaged 7.7%, 135 basis points lower than 2009. Both exchange listed REITs and nontraded REITs were the largest buyers of real estate in 2010, with over $8 billion of total transaction activity. Commercial mortgage-backed securities also made a return in 2010, which bodes well for 2011 financing expectations.

After a sluggish office market in 2009, recent transaction activity suggests that the market has bottomed out and headed toward a recovery. Nevertheless, the majority of transactions in 2010 continued to be well-tenanted assets in primary markets. This disparity is largely determined by cash flow quality, investor profile, and location of the asset. Properties that are in top-tier markets with credit tenants and lack of near-term lease rollover are commanding significantly higher prices and lower cap rates than properties without these qualities. Recent pricing spreads and sales volumes in Washington, D.C.; New York; San Francisco; Boston; Chicago; and other desirable markets validate this trend. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Even though evidence shows little distressed office sales compared to the amount of distressed assets, in the fourth quarter of 2010, distressed office sales exceeded the previous three quarters combined and accounted for 17% of all office transactions in the fourth quarter of 2010. Cash buyers should be in a good position to capitalize on distressed sales should they occur.

Impact of Economic Conditions on our Portfolio

Demand for high-quality commercial real estate investments has surpassed its supply and, thus, has put upward pressure on acquisition pricing for properties that meet our investment objectives. At the same time, the lack of job growth in the U.S. economy has put downward pressure on demand for office space and, thus, the marketplace is requiring landlords to offer reduced rents and more aggressive tenant improvement allowances to attract or retain high-caliber tenants. Should the tenant-favored commercial office leasing environment persist for a prolonged period of time, our ability to re-lease space to tenants at attractive terms could negatively impact us when our leases mature in the future, or should our tenants terminate their leases early.

Liquidity and Capital Resources

Overview

We commenced our fundraising activities upon receiving and accepting the Minimum Offering on September 29, 2010, and raised total equity proceeds under the Initial Offering of $20.3 million through December 31, 2010. In the fourth quarter of 2010, we commenced active real estate operations. Using a combination of equity proceeds, short-term borrowings, and longer-term borrowings, we acquired the Royal Ridge V Building (a three-story office building located in Irving, Texas) for $18.1 million in October 2010 and the Bridgestone Building (a three-story office building located in Bloomingdale, Illinois) for $11.5 million in November 2010. In January 2011, we acquired a third property, the Westway One Building (a three-story office building in Houston, Texas) for $30.0 million.

We intend to continue to raise capital proceeds from the sale of our common stock under the Initial Offering in future periods and to use such proceeds to repay short-term borrowings and to invest in additional operating properties. We expect our primary source of future operating cash flows will be from net rental revenues generated from the properties we have acquired and anticipate acquiring in future periods. Stockholder distributions will be largely dependent upon, among other things, our expectations of future operating cash flow generated from our properties and our determination of near-term cash needs for capital expenditures at our properties and debt repayments.

Short-term Liquidity and Capital Resources

During 2010, net cash flows used in operating activities was $696,120 and consisted primarily of expenditures for administrative costs, such as directors’ fees and expenses, legal costs, and other professional fees, made in excess of rental payments and property reimbursements collected from tenants in the fourth quarter. During our start-up period, which ran through the third quarter of 2010, the majority of our operating expenditures were funded by advances received from the Advisor. As of December 31, 2010, we owe the Advisor $293,543 for such advances. We intend to repay this amount to the Advisor once our real estate operations have stabilized.

During 2010, we generated net proceeds from the sale of common stock under the Initial Offering, net of commissions, dealer-manager fees, acquisition fees, and offering cost reimbursements, of approximately $17.7 million, which were used together with net new borrowings of approximately $17.3 million to fund the acquisitions of the Royal Ridge V Building and the Bridgestone Building. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering in the future and to use those proceeds, along with additional borrowings, to make additional real estate investments and/or to satisfy our near-term debt requirements.

Our board of directors has declared distributions for stockholders of record from December 16, 2010 through February 28, 2011, in an amount equal to $0.003425 (0.3425 cent) per day, per share (or, a 5.0% annualized yield on a $25.00 original share price), and has declared distributions for stockholders of record from March 1, 2011 through March 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (or, a 6.0% annualized yield on a $25.00 original share price); we expect to pay these distributions in March 2011. Our board of directors has also declared distributions for stockholders of record from March 16, 2011 through June 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (or, a 6.0% annualized yield on a $25.00 original share price); we expect to pay this distribution in June 2011.

On November 19, 2010, we entered into a $70.0 million secured revolving credit facility with Regions Bank (“Regions”), as administrative agent for itself and any other lenders that may become parties to this agreement (the “Regions Credit Facility”). Under the Regions Credit Facility, we may borrow up to $70.0 million (the “Facility Amount”), subject to availability as described below. We also have the right on three occasions within 18 months of closing to increase the Facility Amount by an aggregate of $130.0 million to a total Facility Amount of $200.0 million, provided that no default has occurred. The Regions Credit Facility also includes a standby letter of credit facility with an initial $10.0 million sublimit and a swingline facility with an initial $10.0 million sublimit, in each case subject to availability. Aggregate advances, letters of credit, or swingline loans outstanding at any time under the Regions Credit Facility are subject to availability equal to the lesser of (1) the Facility Amount, (2) 60% multiplied by the value of the properties used to secure the Regions Credit Facility, provided that until we have raised $30 million in common equity, the availability attributable to the Bridgestone Building will be its value multiplied by 55% less $150,000, or (3) an amount that would produce a minimum implied debt service coverage ratio of 1.45 based on a 30-year amortization schedule and an interest rate equal to the greater of (a) the ten-year Treasury Rate plus 2.5% or (b) 8.0%. Draws under the Regions Credit Facility will be secured by properties directly owned by our subsidiaries, which we have elected to add to the borrowing base. The proceeds of the Regions Credit Facility may be used by us to acquire properties and for working capital, capital expenditures, and other general corporate purposes. The Bridgestone Building (acquired in November 2010) and the Westway One Building (acquired in January 2011) currently serve as collateral under the Regions Credit Facility.

The entire unpaid principal balance of all borrowings under the Regions Credit Facility and all accrued and unpaid interest thereon will be due and payable in full on November 19, 2012, which date may be extended to November 19, 2013, subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Regions Credit Facility. We may borrow under the Regions Credit Facility at rates equal to (1) the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR Margin (the “LIBOR Rate”) or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.5%, or (c) the 30-day LIBOR (adjusted daily) plus 1.0%, plus the applicable base rate margin (the “Base Rate”). The applicable LIBOR margin may vary from 3.0% to 4.0% and the applicable base rate margin may vary from 2.0% to 3.0% based on our then-current leverage ratio. All swingline loans issued under the Regions Credit Facility will bear interest at the Base Rate. We generally will be required to make interest-only payments. We also may prepay the Regions Credit Facility in whole or in part at any time without penalty, subject to reimbursement of any breakage and redeployment costs incurred by lenders in the case of prepayment of LIBOR borrowings.

We are required to pay a fee on the unused portion of the Regions Credit Facility in an amount equal to the average daily unused amount of the Regions Credit Facility multiplied by a rate per annum equal to (1) 0.50% if we utilize 50% or less of the Facility Amount or (2) 0.35% if we utilize more than 50% of the Facility Amount, payable quarterly in arrears. We will also pay a fee at a rate per annum equal to the applicable LIBOR margin for LIBOR-based loans on the maximum amount available to be drawn under each letter of credit that is issued and outstanding, payable quarterly in arrears. Additionally, we must pay Regions a one-time fronting fee equal to the greater of (1) $1,500 or (2) 0.125% on the stated amount of each letter of credit issued pursuant to the Regions Credit Facility, payable at the time of issuance. Wells Core OP’s obligations with respect to the Regions Credit Facility are guaranteed by us and by certain material subsidiaries of Wells Core OP, as defined in the Regions Credit Facility, pursuant to the terms of a guaranty dated as of November 19, 2010 (the “Guaranty”).

As of December 31, 2010, the Regions Credit Facility contained, among others, the following restrictive covenants:

•

The ratio of our total indebtedness to the total value of our assets, as both are defined in the Regions Credit Facility, may not exceed 0.65 to 1.00 until May 19, 2012, and to 0.60 to 1.00 thereafter.

•

Our amount of secured debt, excluding the Regions Credit Facility and nonrecourse debt, may not exceed 5% of our consolidated tangible assets so long as our consolidated tangible assets are less than $200 million in value. Thereafter, the limit will be increased to 10%.

•	The ratio of our EBITDA, as defined, to our fixed charges, including preferred dividends, shall not be less than 1.75 to 1.00.

•

Beginning with the fiscal quarter ending October 31, 2011, and at any time thereafter, our tangible net worth may not be less than the sum of (1) $200 million and (2) 75% of the gross cash proceeds of all of our equity issuances consummated after October 31, 2011.

•

On or before February 28, 2011, we must raise at least $30 million in gross cash proceeds from equity issuances, which we have done. Additionally, we must raise an additional $55 million in gross cash proceeds from equity issuances on or before April 30, 2011

As of December 31, 2010, we believe that we have adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet our current and future obligations as they become due. As of December 31, 2010, we had $6.2 million outstanding on the Regions Credit Facility. As of December 31, 2010, the Company’s total debt-to-gross-real-estate asset ratio was approximately 57.9%. Effective March 9, 2011, we amended the Regions Credit Facility to reduce the minimum cumulative equity raise requirement from $85 million by April 30, 2011 to $70 million by June 30, 2011, and to reduce the minimum net worth requirement from $200 million by October 31, 2011 to $110 million by December 31, 2011, plus 75% of gross equity thereafter. As of December 31, 2010, Wells Core OP was not in compliance with the fixed charge restrictive covenant under the terms of the Regions Credit Facility. On March 28, 2011, Regions temporarily waived compliance with the fixed charge restrictive covenant under the terms of the Regions Credit Facility for the period from November 19, 2010 through June 29, 2011 such that there would be no event of default under the loan as a result of fixed charges incurred during our start-up phase. Pursuant to the waiver, Wells Core OP must be in compliance with all of the restrictive covenants as of June 30, 2011. We believe that as of June 30, 2011 we will be in compliance with all restrictive covenants or have the ability to refinance, amend, or repay all amounts outstanding under the Regions Credit Facility. As of December 31, 2010, we believe we were in compliance with all other restrictive covenants of the Regions Credit Facility.

Long-term Liquidity and Capital Resources

Over the long term, we expect that our primary source of capital will include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We anticipate using the majority of our operational cash flows to fund distributions to our stockholders over the long term; however, we may also periodically borrow funds on a short-term basis to fund distributions as well.

We expect our principal demands for capital to include funding acquisitions of office and industrial properties, either directly or through investments in joint ventures; capital improvements for such properties; offering-related costs; operating expenses, including interest expense on any outstanding indebtedness, distributions, and redemptions of shares of our common stock under our share redemption plan.

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

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation). We intend to maintain debt levels subject to this limitation over the long term; however, we may borrow in excess of this limitation under some circumstances. In accordance with our charter, our board of directors and our Conflicts Committee determined that borrowing in excess of 100% of our net assets, as defined in our charter, was justified in connection with the acquisition of the Royal Ridge V Building (October 2010), the Bridgestone Building (November 2010), and the Westway One Building (January 2011). With respect to executing these acquisitions, our board of directors concluded that it would be in our best interest to temporarily maintain a higher level of leverage than we are targeting to maintain over the long term because:

•	such debt should enable us to assemble a diversified portfolio of office and industrial properties, and thereby earn rental income, more quickly;

•

these acquisitions, partially made possible by debt, are expected to increase the net offering proceeds to be raised under the Initial Offering and, thereby, improve our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors;

•

the dealer-manager of the Initial Offering has a strong record of raising capital for programs such as ours; therefore, our leverage is likely to exceed our charter’s guidelines for only a short period of time; and

•	the prospectus for the Initial Offering discloses the likelihood that we would exceed our charter’s leverage guidelines during the early stages of the Initial Offering for the reasons described above.

Because of our higher-than-typical debt level and uncertain future capital raising amounts, we are not able to anticipate with any degree of certainty what our debt levels will be in the near-term. In accordance with our charter, if our board of directors and our Conflicts Committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

As of December 31, 2010, our contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$17,275,000	$6,175,000	$11,100,000	$—	$—
Interest obligations under debt	1,329,843	706,438	623,405	—	—
Tenant improvements	617,380	617,380	—	—	—

Total	$19,222,223	$7,498,818	$11,723,405	$—	$—

(1)	Amounts include principal payments only. We made interest payments of approximately $166,966 during the year ended December 31, 2010.

Results of Operations

Overview

On September 29, 2010, we commenced active fundraising activities upon receiving and accepting the Minimum Offering under the Initial Offering. In October 2010, we commenced active real estate operations upon acquiring the Royal Ridge V Building. Shortly thereafter, we acquired our second property, the Bridgestone Building, in November 2010.

Accordingly, our results of operations include administrative costs incurred during our start-up phase and real estate activity for the above-mentioned properties during our initial partial period of ownership. Our 2010 results of operations are not indicative of those expected in future periods. While we expect to continue to incur administrative costs in future periods, we also expect to generate additional rental revenues, net of additional operating expenses and interest expense, from the properties that we have already acquired and from additional properties that we expect to acquire in the future.

Distributions

Our board of directors typically declares distributions to common stockholders in advance of a period spanning approximately one quarter using daily record dates. In determining the rate of stockholder distributions, our board considers a number of factors, including the future level of cash projected to be available to fund stockholder distributions, which is currently principally dependent upon the rate at which we are able to raise equity proceeds under the Initial Offering and to invest those proceeds (in combination with borrowings) in new properties and, to a lesser extent, is also dependent upon the operations of properties that we already own. In making this determination, our board of directors also considers our current and future projected financial condition, including our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

When projecting the amount of cash to be available to fund distributions to stockholders in the future, we consider net cash projected to be provided by operating activities (as measured in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As required by GAAP, we expense all acquisition-related costs as incurred. Acquisition-related costs include acquisition fees payable to the Advisor (see Note 9 to our accompanying consolidated financial statements); customary third-party costs, such as legal fees and expenses; costs of appraisals, accounting fees and expenses, title insurance premiums, and other closing costs. As provided in the prospectuses for the Initial Offering, acquisition-related costs are funded with cash generated from the sale of common stock in the Initial Offering and, therefore, are not funded with cash generated from operations.

During 2010, we paid total distributions to common stockholders, including amounts reinvested in our common stock, of $86,367, which were funded with borrowings. During this period, our net operating cash outflows were $696,120 due to expenditures for administrative costs incurred during our start-up period made in excess of revenues collected from our inaugural tenants in the fourth quarter. Such net operating cash outflows have been reduced for acquisition-related costs of $668,855 that were funded with cash generated from the sale of common stock under the Initial Offering.

Our board of directors has declared distributions for stockholders of record from December 16, 2010 through February 28, 2011 in an amount equal to $0.003425 (0.3425 cent) per day, per share (or, a 5.0% annualized yield on a $25.00 original share price), and has declared distributions for stockholders of record from March 1, 2011 through March 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (or, a 6.0% annualized yield on a $25.00 original share price); we expect to pay these distributions in March 2011. Our board of directors also has declared distributions for stockholders of record from March 16, 2011 through June 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (or, a 6.0% annualized yield on a $25.00 original share price); we expect to pay this distribution in June 2011.

Over the long-term, we expect to fund stockholder distributions principally with cash flow from operations, adjusted to exclude acquisition-related costs; however, in the short-term, we may also temporarily use borrowings to fund stockholder distributions to bridge the gap between timing differences that may arise between the rate at which we are able to raise equity proceeds under the Initial Offering and the rate at which we are able to deploy equity into income-producing properties.

Portfolio Information

As of December 31, 2010, we owned interests in two office properties located in two states, all of which are wholly owned. As of December 31, 2010, our office properties were approximately 99.2% leased, with an average lease term remaining of approximately 8.8 years.

As of December 31, 2010, our highest geographic concentrations were as follows:

Location	2010 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2010 Annualized Gross Base Rents
Dallas	$2,213	120	66%
Chicago	1,139	71	34%

	$3,352	191	100%

As of December 31, 2010, our highest tenant industry concentrations were as follows:

Industry	2010 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2010 Annualized Gross Base Rents
Nondepository Institutions	$2,213	120	66%
Wholesale Trade-Durable Goods	1,139	71	34%

	$3,352	191	100%

As of December 31, 2010, our highest tenant concentrations were as follows:

Tenant	2010 Annualized Gross Base Rents (in thousands)	Percentage of 2010 Annualized Gross Base Rents
JPMorgan Chase	$2,213	66%
Bridgestone Retail Operations	1,139	34%

	$3,352	100%

For more information on our portfolio, see Item 2 above.

Election as a REIT

We intend to elect to be taxed as a REIT under the Code and have qualified and operated as such beginning with the taxable year ended December 31, 2010. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Internal Revenue Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation, and we expect leases in our future acquisitions will also have such provisions. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable.

When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of our real estate assets and related intangible assets to date.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value in-place leases, based in each case on our estimate of their fair values.

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

Intangible Assets and Liabilities Arising from In-Place Leases Where We Are the Lessor

As further described below, in-place leases where we are the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, are estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Wells Management, and their affiliates, whereby we pay certain fees and reimbursements to the Advisor or its affiliates for acquisition fees, commissions, dealer-manager fees, asset and property management fees, construction fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 9 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	properties under contract;

•	commitments under existing lease agreements; and

•	litigation.

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2011 through February 28, 2011, we raised approximately $17.7 million through the issuance of approximately 706,902 shares of our common stock under our ongoing Initial Offering. As of February 28, 2011, approximately 228.5 million shares remained available for sale to the public under our Initial Offering, exclusive of shares available under our distribution reinvestment plan.

Property Acquisition

On January 27, 2011, we purchased a three-story office building containing approximately 144,000 rentable square feet (“Westway One Building”) for approximately $31.0 million, exclusive of closing costs. The Westway One Building was funded with $18.6 million of proceeds from the Regions Credit Facility, and $3.4 million of proceeds from a related-party loan, and $9.0 million of equity proceeds raised under the Initial Offering. The Westway One Building is 100% leased to four tenants with a weighted-average remaining lease term of 6.0 years. We allocate the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on an estimate of their fair values. The following table summarizes a preliminary estimate of the allocation of the fair values of the assets and liabilities acquired in connection with purchasing the Westway One Building (amounts in dollars):

		Acquisition Date	Land	Buildings and Improvements	Intangibles		Total Purchase Price
Property Name	Location				Intangible Lease Assets	Intangible Lease Origination
Westway One Building	Houston, TX	1/27/2011	$2,300,000	$24,645,922	$3,107,111	$946,967	$31,000,000

The purchase price for the acquisition includes allocations based upon preliminary estimates of the fair value of the assets and liabilities acquired. These allocations may be adjusted in the future upon finalization of these preliminary estimates. Intangible assets related to the Westway One Building totaled approximately $4.1 million and consisted of the value of in-place leases. The value associated with in-place leases is amortized over the remaining terms of the respective leases. At the purchase date, the aggregate weighted-average amortization period of the intangible assets was 6.0 years. Aggregate amortization expense related to these intangible assets is anticipated to be $514,254 for the year ended December 31, 2011, and approximately $561,004 for each of the years ended December 31, 2012, 2013, 2014, and 2015.

Pro Forma Financial Information for Real Estate Acquisition

The following unaudited pro forma statement of operations presented for the year ended December 31, 2010, has been prepared for us to give effect to the acquisition of the Westway One Building as if the acquisition occurred on January 1, 2010. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the Westway One Building acquisition been consummated as of January 1, 2010.

	Year Ended December 31, 2010
	Wells Core Office Income REIT, Historical	Westway One Building	Pro Forma Total
Pro Forma
Revenues	$755,389	$4,406,849	$5,162,238

Expenses:
Property operating costs	226,126	1,905,001	2,131,127
Asset and property management fees – related party and other	44,123	232,500	276,623
Depreciation and amortization	341,020	1,493,135	1,834,155
General and administrative	695,311	—	695,311
Acquisition fees and expenses	668,855	—	668,855

	1,975,435	3,630,636	5,606,071

Real estate operating income (loss)	(1,220,046)	776,213	(443,833)

Interest expense	(319,938)	(795,251)	(1,115,189)

Loss before income tax expense	(1,539,984)	(19,038)	(1,559,022)
Net income expense	(3,639)	—	(3,639)

Net income (loss)	$(1,543,623)	$(19,038)	$(1,562,661)

Per share information – basic and diluted	$(13.48)		$(13.64)

Declaration of Distributions

Our board of directors has declared distributions for stockholders of record from December 16, 2010 through February 28, 2011 in an amount equal to $0.003425 (0.3425 cent) per day, per share, and has declared distributions for stockholders of record from March 1, 2011 through March 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share; we expect to pay these distributions in March 2011. Our board of directors also has declared distributions for stockholders of record from March 16, 2011 through June 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share; we expect to pay this distribution in June 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2010 and for the period from November 13, 2009 (inception) through December 31, 2009.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Nomination of Directors

General

We do not have a standing nominating committee. However, our Conflicts Committee, which is composed of all of our independent directors, is responsible for identifying and nominating replacements for vacancies among our independent director positions. Our board of directors believes that the primary reason for creating a standing nominating committee is to ensure that candidates for independent director positions can be identified and their qualifications assessed under a process free from conflicts of interest with us. Because nominations for vacancies in independent director positions are handled exclusively by a committee composed only of independent directors, our board of directors has determined that the creation of a standing nominating committee is not necessary. Nominations for replacements for vacancies among non-independent director positions are considered and made by the full board. We do not have a charter that governs the director nomination process.

Board Membership Criteria

The board of directors annually reviews the appropriate experience, skills, and characteristics required of board members in the context of the then-current membership of the board. This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment, and skills such as an understanding of commercial real estate, capital markets, the securities brokerage industry, commercial banking, insurance, business leadership, accounting, and financial management. No one person is likely to possess deep experience in all of these areas. Therefore, the board of directors has sought a diverse board of directors whose members collectively possess these skills and experiences. Other considerations include the candidate’s independence from conflict with us and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of effort in preparation for those meetings. It also is expected that independent directors nominated by the board of directors shall be individuals who possess a reputation and hold (or have held) positions or affiliations befitting a director of a large publicly held company and are (or have been) actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional, or academic community. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director who is not an independent director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we acquire and manage.

Selection of Directors

The board of directors and Conflicts Committee are responsible for selecting its own nominees and recommending them for election by the stockholders. Pursuant to our charter, however, the independent directors, through the Conflicts Committee, must nominate replacements for any vacancies among the independent director positions. All director nominees then stand for election by the stockholders annually.

In order to be considered by the board of directors or the Conflicts Committee, recommendations made by stockholders must be submitted within the timeframe required to request a proposal to be included in the proxy materials. In evaluating the persons recommended as potential directors, the board of directors and the Conflicts Committee will consider each candidate without regard to the source of the recommendation and take into account those factors that the board of directors and the Conflicts Committee determine are relevant. Stockholders may directly nominate potential directors (without the recommendation of the board of directors or the Conflicts Committee) by satisfying the procedural requirements for such nomination as provided in Article II, Section 2.12, of our Bylaws. Any stockholder may request a copy of our Bylaws free of charge by calling our Client Services department at 1-800-557-4830.

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age	Year First Became a Director

Leo F. Wells, III	President, Chairman of the Board, and Director	67	2010

Douglas P. Williams	Executive Vice President, Secretary, and Treasurer	60	N/A

Randall D. Fretz	Senior Vice President	58	N/A

Frank M. Bishop	Director	67	2010

Harvey E. Tarpley	Director	70	2010

Leo F. Wells, III has served as our President since our inception in July 2007 and as the chairman of the board of directors since July 2010. Mr. Wells previously served as one of our directors from July 2007 to June 2010, as well. He has also served as a director of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) since July 2003 and President of Wells Timberland REIT, Inc. (“Wells Timber”) since September 2005. Mr. Wells served as President of Wells REIT II from July 2003 to July 2010. Mr. Wells served as a director of Wells Timber from September 2005 to June 2007. He is also the sole stockholder, sole director, President, and Treasurer of WREF, which he founded in 1984. WREF directly or indirectly owns Wells Capital, the Advisor, Wells Management, WIS, Wells & Associates, Inc., Wells Development Corporation, and Wells Asset Management, Inc. He is also the sole director, President, and Treasurer of Wells Management; Wells Capital; Wells Development Corporation, a company organized in 1997 to develop real estate properties; and Wells Asset Management, Inc., a company organized in 1997, which serves as an investment adviser to the Wells Family of Real Estate Funds. Mr. Wells is the President and a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust. He is the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978. From 1998 to May 2007, Mr. Wells served as President and Chairman of the Board of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., a public REIT sponsored by WREF until April 16, 2007, when Piedmont REIT acquired entities affiliated with WREF and became a self-advised REIT. From July 2006 to March 2008, Mr. Wells was the President and a director of Institutional REIT, Inc. (“Institutional REIT”), a prior public program sponsored by WREF.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company, during which time he became a Life Member of the Atlanta Board of Realtors Million Dollar Club. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver, and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking, made in March 2001, not to engage in the conduct described above, thereby failing to observe high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure, and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004.

Among the most important factors that led to the board of directors’ recommendation that Mr. Wells serve as our director are Mr. Wells’ leadership skills, integrity, judgment, knowledge of our company and the Advisor, commercial real estate expertise, knowledge of the retail securities brokerage industry, and public company director experience.

Douglas P. Williams has served as our Executive Vice President, Secretary, and Treasurer since our inception in July 2007. He also served as one of our directors from July 2007 to June 2010. Mr. Williams has also served in the same roles for Wells REIT II since July 2003 and as the Executive Vice President, Secretary, and Treasurer of Wells Timber since September 2005. Mr. Williams served as a director of Wells Timber from September 2005 to June 2007. He is also a Senior Vice President of the Advisor and a Vice President, Chief Financial Officer, Treasurer, and a director of WIS, our dealer-manager. Mr. Williams is also a Vice President of WREF and Wells Asset Management, Inc. From 2000 to April 2007, Mr. Williams served as Executive Vice President, Secretary, and Treasurer and a director of Piedmont REIT. Mr. Williams also served as a director of Institutional REIT from December 2005 to March 2008 and as Executive Vice President, Secretary, and Treasurer from July 2006 to March 2008.

From 1996 until joining Wells in 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber, and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG LLP. Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with FINRA as a Financial and Operations Principal (series 27 and 63). Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Masters of Business Administration degree from Amos Tuck School of Graduate Business Administration at Dartmouth College.

Randall D. Fretz has served as our Senior Vice President since our inception in July 2007 and has served as Senior Vice President of Wells Capital since 2002. He has also served as the Chief of Staff and Vice President of WREF since 2002, as a Senior Vice President of Wells REIT II and Wells Timber since 2004 and January 2006, respectively, and as a director of Wells Investment Securities since 2003. From 2002 to April 2007, Mr. Fretz served as Vice President of Piedmont REIT and as Senior Vice President of Institutional REIT from July 2006 to March 2008. Mr. Fretz is primarily responsible for corporate strategy and planning and advising and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a bachelor degree in each of Sociology and Physical Education from McMaster University in Hamilton, Ontario. He also earned a Masters of Business Administration degree from the Ivey School of Business in London, Ontario.

Frank M. Bishop is one of our directors. Since 2001, Mr. Bishop has served as the General Partner of AL III Management Co., an investment partnership with a focus on venture funds. From 1987 until 2001, Mr. Bishop served as a member of the senior management that built INVESCO into one of the largest publicly traded global investment management companies, with shareholder equity valued at approximately $4.5 billion at the time of his retirement in 2001. During Mr. Bishop’s tenure at INVESCO, he served as the President and Chief Executive Officer of both INVESCO Capital Management and INVESCO, Inc., the North American operating subsidiary of AMVESCAP, PLC, which later became INVESCO, Ltd. (NYSE: IVZ). In his role at INVESCO, Mr. Bishop served as a director to multiple INVESCO management and advisory companies, including INVESCO Realty Advisors, INVESCO Management & Research, and PRIMCO Capital Management.

Since June 2007, Mr. Bishop has served as a director of Factor Trust, Inc., a global credit reporting company. Since February 2010, he has served as a director of Neothermal Energy, a start-up energy venture company. He also currently serves on the advisory boards of several companies, including the following: since January 2005, iP2BIZ, an early-stage investment company focusing on proprietary intellectual property; since June 2005, the Quality Group, a software training company; since 2004, Engent, Inc., a specialized hi-tech company; and since July 2009, the Seraph Group, an angel fund investment company. In addition to Mr. Bishop’s extensive financial services experience, from 2001 to June 2005, Mr. Bishop served as an adjunct professor at Clemson University and the Acting Chief Investment Officer for the Clemson University Endowment. Mr. Bishop received his Bachelor of Science degree in Engineering with honors from Clemson University and has completed the Financial Executive Program at the Darden Business School of the University of Virginia.

Among the most important factors that led to the board of directors’ recommendation that Mr. Bishop serve as our director are Mr. Bishop’s leadership skills, integrity, judgment, investment expertise, public company director experience, and independence from management and our sponsor and its affiliates.

Harvey E. Tarpley is one of our directors. From 1978 to 2010, Mr. Tarpley was a partner at Tarpley & Underwood, an accounting firm that he co-founded in 1978. Mr. Tarpley retired from Tarpley & Underwood in December 2010. At Tarpley & Underwood, he focused primarily on profit enhancement analysis, consulting on management matters, and assisting with income and estate tax matters. From 1978 to 1990, Mr. Tarpley managed the accounting and auditing practice, where he was engaged by manufacturing, distribution, construction, retail, service, and nonprofit companies. In 2011, Tarpley & Underwood merged with Windham Brannon with the expanded firm continuing as Windham Brannon, P.C., CPAs.

Mr. Tarpley was a member of the Council of the American Institute for Certified Public Accountants from 1992 to 1995. From 1991 to 1992, he served as President of the Georgia Society of CPAs (“GSCPA”). Prior to that, Mr. Tarpley served as the Treasurer, Vice President, Director-at-Large, and President-Elect for the GSCPA from 1987 to 1991. From 1980 to 2006, he served on various task forces and committees of the GSCPA, including the following: the Uniform Accountancy Act Task Force; the Task Force on Restructuring the GSCPA; the Accounting Career Awareness committee; the Accounting and Auditing Review committee; the Insurance Advisory committee; the Personnel committee; and the Meritorious Service Award committee. In July 2009, he began his second term as a member of the Meritorious Service Award committee. In June 2009, Mr. Tarpley was awarded the GSCPA’s Meritorious Service Award, the highest award given by the GSCPA. Since June 2008,

Mr. Tarpley has served as a member of the board of directors of the GSCPA Educational Foundation and is currently serving as the President-Elect for a term of June 2010 through May 2011. Additionally, from 1992 to 2000, Mr. Tarpley served as a member of the board of directors of the Accountants Professional Liability Insurance Group of Monterey, California, serving as President of that board from 1997 to 2000. Mr. Tarpley holds a Bachelor of Business Administration degree (concentration in accounting) from The University of Georgia.

Among the most important factors that led to the board of directors’ recommendation that Mr. Tarpley serve as our director are Mr. Tarpley’s leadership skills, integrity, judgment, accounting and financial management expertise, and independence from management and our sponsor and its affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, once our shares of common stock are registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. During 2010, our shares of common stock were not registered under the Exchange Act and thus no reports were required to be filed by the persons described above in 2010.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellscorereit.com.

Audit Committee Financial Expert

The members of the Audit Committee are Harvey E. Tarpley (Chairman) and Frank M. Bishop. Each of the members of the Audit Committee is “independent” as defined by the NYSE. The board has determined that Mr. Tarpley qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of the Advisor and its affiliates and are compensated by these entities, in part, for their services to us. Under the terms of the Advisory Agreement, the Advisor is responsible for providing our day-to-day management, subject to the authority of our board of directors. See Item 13 for a discussion of the fees paid and expenses reimbursed to the Advisor and its affiliates in connection with managing our operations. Included in the organization and offering costs for which we reimburse our advisor up to 2.0% of gross offering proceeds are expense reimbursements for the portion of our executive officers’ salaries allocated to us for providing services to us related to our offering.

When reimbursing the Advisor for organization and offering expenses, subject to above-described limitation, we first reimburse all costs incurred to third parties to date; once all third-party costs have been reimbursed, we then reimburse the Advisor for personnel expenses, including expenses related to our allocable portion of the salaries of our executive officers incurred to date. During the year ended 2010, we did not reimburse the Advisor for any portion of the salaries of our executive officers because organization and offering expenses incurred by the Advisor were in excess of 2.0% of gross offering proceeds, and third-party costs incurred to date were reimbursed first.

Compensation of Directors

We have provided below certain information regarding compensation paid to or earned by our directors during the 2010 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Leo F. Wells, III(1)	—	—
Frank M. Bishop	$44,981	$44,981
Harvey E. Tarpley	$46,481	$46,481
John W. Griffin(2)	$8,280	$8,280

(1)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

(2)	John W. Griffin joined the board of directors in June 2010 and resigned in July 2010.

Cash Compensation

We pay each of our independent directors:

•	an annual retainer of $30,000;

•	$2,500 per regularly scheduled board meeting attended;

•	$2,500 per regularly scheduled Audit Committee meeting attended (the Audit Committee chairman receives an additional $500 for each meeting attended in person);

•	$1,500 per regularly scheduled meeting of other committees attended (the chairman of each committee receives an additional $500 for each meeting attended in person);

•	$500 per special board meeting attended whether held in person or by telephone conference.

In addition, we have reserved 500,000 shares of common stock for future issuance pursuant to awards granted under the 2010 Long-Term Incentive Plan (described below). All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

On March 16, 2011, our board of directors approved an increase in the annual retainer paid to each of our Independent Directors from $30,000 to $32,000, effective April 1, 2011.

2010 Long-Term Incentive Plan

We have adopted a 2010 Long-Term Incentive Plan, which includes the 2010 Independent Directors Compensation Plan. The incentive plan is intended to attract and retain officers, directors, advisors, and consultants considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The incentive plan authorizes the granting of awards in the following forms:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the Internal Revenue Code;

•	stock appreciation rights, or SARs, which give the holder the right to receive the difference between the fair market value per share of common stock on the date of exercise over the SAR grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the Conflicts Committee;

•

restricted stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, in the future, which right is subject to certain restrictions and to risk of forfeiture;

•	deferred stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, at a future time;

•	dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and

•	other stock-based awards at the discretion of the Conflicts Committee, including unrestricted stock grants.

All awards must be evidenced by a written agreement with the participant, which will include the provisions specified by the Conflicts Committee. We may not issue options or warrants to purchase our capital stock to the Advisor, our directors or officers, or any of their affiliates, except on the same terms as such options or warrants are sold to the general public. We may not issue options or warrants at exercise prices less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of the Conflicts Committee has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to the Advisor, our directors or officers, or any of their affiliates shall not exceed an amount equal to 10% of our outstanding capital stock on the date of grant.

The Conflicts Committee will administer the incentive plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. Awards will not be granted under the incentive plan if the grant, vesting, or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by the Conflicts Committee, no award granted under the incentive plan will be transferable except through the laws of descent and distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.

We have reserved an aggregate number of 500,000 shares for issuance pursuant to awards granted under the incentive plan. In the event of a transaction between us and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering, or large nonrecurring cash dividend), the share authorization limits under the incentive plan will be adjusted proportionately, and the Conflicts Committee must make such adjustments to the incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend, or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the incentive plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The term of the incentive plan is 10 years. The board of directors or the Conflicts Committee may terminate the incentive plan at any time, but termination will have no adverse impact on any award that is outstanding at the time of the termination. The board of directors or the Conflicts Committee may amend the incentive plan at any time, but no amendment to the incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation, or rule applicable to the incentive plan. No termination or amendment of the incentive plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award. The Conflicts Committee may amend or terminate outstanding awards, but such amendment or termination may require consent of the participant. Unless approved by our stockholders, the original term of an option may not be extended. Unless permitted by the anti-dilution provisions of the incentive plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, without approval by our stockholders.

No awards have been issued under the incentive plan, and we currently have no plans to issue any awards under the incentive plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

We have adopted the 2010 Long-Term Incentive Plan, which includes the 2010 Independent Directors Compensation Plan and which, collectively, we refer to as the incentive plan. The incentive plan is intended to attract and retain officers, directors, advisors, and consultants considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. Although we do not currently intend to hire any employees, any employees we may hire in the future would also be eligible to participate in our incentive plan. We have reserved an aggregate number of 500,000 shares for issuance pursuant to awards granted under the incentive plan. The incentive plan was approved prior to commencement of the Initial Offering by our board of directors and sole stockholder on June 7, 2010. No awards have been issued under the incentive plan, and we currently have no plans to issue any awards under the incentive plan.

Security Ownership of Certain Beneficial Owners

The following table shows, as of February 28, 2011, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage

Leo F. Wells, III(3)	8,000	0.5%

Douglas P. Williams	221	*

Randall D. Fretz	—	—

Frank M. Bishop	3,355	*

Harvey E. Tarpley	—	—

All officers and directors as a group(3)	11,576	0.8%

*	Less than 1% of the outstanding common stock.
(1)	Address of each named beneficial owner is c/o Wells Core Office Income REIT, Inc., 6200 The Corners Parkway, Norcross, Georgia 30092-3365.
(2)	None of the shares are pledged as security.
(3)	WREF purchased 8,000 shares of common stock from us at $25.00 per share. Mr. Wells owns all of the shares of the capital stock of WREF.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the Advisory Agreement with the Advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2010, as well as any such currently proposed transactions. Set forth below is a description of such transactions and the committee’s report on their fairness.

Our Relationship with WREF and the Advisor

Our executive officers, Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, are also executive officers of WREF, our sponsor and the manager of our Advisor. Mr. Wells is the sole director of WREF and indirectly owns 100% of its equity. The Advisor provides our day-to-day management. Among the services provided by the Advisor under the terms of the Advisory Agreement are the following:

•	real estate acquisition services;

•	asset management services;

•	real estate disposition services;

•	property management oversight services; and

•	administrative services.

The Advisor is at all times subject to the supervision of our board of directors and has only such authority as we may delegate to it as our agent. The term of our Advisory Agreement runs through June 7, 2011, and is subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2010 through the most recent date practicable, which was December 31, 2010, we have compensated the Advisor as set forth below.

We have incurred acquisition fees payable to the Advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incur such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2010 through December 31, 2010, totaled approximately $404,721.

Under the terms of the Advisory Agreement, having raised the Minimum Offering under the Initial Offering, we became obligated to reimburse the Advisor for organization and offering costs, including legal, accounting, printing, personnel expenses, and other accountable offering costs, equal to the lesser of actual costs incurred or 2.0% of the total gross offering proceeds raised. As of December 31, 2010 and December 31, 2009, the Advisor had incurred aggregate organization and offering expenses on our behalf of $3,962,676 and $890,000, respectively. As of December 31, 2010, approximately $448,836 has been accrued in our consolidated balance sheet, and the remaining $3,557,955 will be accrued and payable as we raise additional offering proceeds. In addition, as of December 31, 2010, $448,836 is due to the Advisor for operating expenditures funded on our behalf in current and prior periods. The amount due to the Advisor is non-interest-bearing and has no specific maturity date, but we intend to reimburse the Advisor for these costs once real estate operations commence and have stabilized.

For asset management services in 2010, we generally paid monthly asset management fees equal to one-twelfth of 0.75% of the cost of all of our properties and our investments in joint ventures. Asset management fees incurred from January 1, 2010 through December 31, 2010, totaled approximately $28,664.

Additionally, we reimburse the Advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We do not, however, reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. Administrative reimbursements, net of reimbursements from tenants, from January 1, 2010 through December 31, 2010, totaled approximately $184,748.

The Conflicts Committee considers our relationship with the Advisor during 2010 to be fair. The Conflicts Committee evaluated the performance of the Advisor and the compensation paid to the Advisor in connection with its decision to renew the Advisory Agreement through July 31, 2010. The Conflicts Committee believes that the amounts payable to the Advisor under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the Advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee bases its evaluation of the Advisor on factors such as (a) the amount of the fees paid to the advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the Advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the Advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the Advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the Advisor for its own account.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. Our dealer-manager is entitled to receive selling commissions of 7% of aggregate gross offering proceeds, except that no selling commissions are paid in connection with the sale of our shares under the DRP. WIS reallows 100% of these selling commissions to broker/dealers participating in the Initial Offering. In the event of the sale of shares through an investment advisory representative in which the representative is compensated on a fee-for-service basis by the investor (or through a bank acting as a trustee or fiduciary), the dealer-manager waives its right to a commission, with a corresponding reduction in the purchase price of shares sold in the Initial Offering. From January 1, 2010 through December 31, 2010, we incurred selling commissions, net of discounts, of $1,396,307 to WIS, of which approximately 100% was reallowed to participating broker/dealers.

WIS also earns a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS may reallow to participating broker/dealers up to 1.5% of aggregate gross offering proceeds. There is no dealer-manager fee for shares sold under the DRP. In the event of the sale of shares through an independent investment advisor (or bank acting as trustee or fiduciary), the dealer-manager reduces its dealer-manager fee to 1.5% of gross offering proceeds with a corresponding reduction in the purchase price of the shares. WIS earned dealer-manager fees, net of discounts, from us of approximately $507,409 from January 1, 2010 through December 31, 2010, of which approximately $175,431 was reallowed to participating broker/dealers. As of December 31, 2010, the Advisor has incurred aggregate organization and offering expenses on our behalf of approximately $3,962,676. As of December 31, 2010, we have incurred and charged to additional paid-in capital cumulative other offering costs of $404,721 related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering as required by the Advisory Agreement. The remaining $3,557,955 will be accrued and payable as Wells Core Office Income REIT raises additional offering proceeds.

The Conflicts Committee believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Our Relationship with Wells Management

On August 11, 2010, our property management, leasing, and construction management agreement with Wells Management was executed. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing, and construction activities of certain of our properties, Wells Management may receive the following fees and reimbursements:

•

property management fees negotiated for each property managed by Wells Management; typically, this fee would be equal to a percentage of the gross monthly income collected for that property for the preceding month;

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

•

construction management fees for projects overseen by Wells Management such as capital projects, new construction, and tenant improvements, which fees are to be market-based and negotiated for each property managed by Wells Management; and

•	other fees as negotiated with the addition of each specific property covered under the agreement.

The Conflicts Committee believes that these arrangements with Wells Management are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management, leasing, and construction fees incurred from January 1, 2010 through December 31, 2010 were $9,484.

Loan from WREF

On October 5, 2010, we entered into a $10.0 million secured revolving bridge loan with WREF (the “Bridge Loan”). We used the proceeds of the Bridge Loan for general corporate purposes, including but not limited to the financing of acquisitions. The Bridge Loan was scheduled to mature on April 5, 2011. Net proceeds from the sale of common stock were used to repay the outstanding balance on the Bridge Loan. WREF has elected to waive the debt financing fee pursuant to the Advisory Agreement (see Note 9 to the accompanying consolidated financial statements) on borrowings under the Bridge Loan. As of the date of this filing, the Bridge Loan has been fully repaid.

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the Audit Committee and our Conflicts Committee are “independent” as defined by the New York Stock Exchange (“NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that Frank M. Bishop and Harvey E. Tarpley each satisfies the bright-line criteria and that neither has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. On July 20, 2010, John W. Griffin resigned from his position as one of our directors. Prior to July 20, 2010, the board had determined that Mr. Griffin satisfied the bright-line criteria and that he did not have a relationship with us that would interfere with his ability to exercise independent judgment as a member of the board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the year ended December 31, 2010, Deloitte & Touche LLP served as our independent auditor and provided certain domestic and international tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.

Preapproval Policies

The Audit Committee’s charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted nonaudit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” preapproval, it will require “specific” preapproval by the Audit Committee.

All requests or applications for services to be provided by the independent auditor which do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Principal Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chairman of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chairman of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.

All services rendered by Deloitte & Touche LLP for the year ended December 31, 2010, were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees

The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor for the years ended December 31, 2010 and 2009, are set forth in the table below.

	2010	2009
Audit fees	$55,000	$26,000
Audit-related fees	0	0
Tax fees	3,500	3,000
All other fees	0	0

Total fees	$58,500	$29,000

For purposes of the preceding table, the principal auditor’s professional fees are classified as follows:

•

Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the principal auditor in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, including reviews of our financial statements included in the registration statements, as amended, related to our public offerings of common stock. Audit fees are presented for the period to which the audit work relates.

•

Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•

Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services also may include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence. Tax fees are presented for the period in which the services were provided.

•	All other fees – These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.

(a) 2.    Schedule III – Real Estate Assets and Accumulated Depreciation

Information with respect to this item begins on page S-1 hereof. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)    See (a) 3 above.

(c)    See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2011.

Wells Core Office Income REIT, Inc. (Registrant)

By:	/s/ Leo F. Wells, III
Leo F. Wells, III President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Frank M. Bishop Frank M. Bishop	Independent Director	March 28, 2011

/s/ Harvey E. Tarpley Harvey E. Tarpley	Independent Director	March 28, 2011

/s/ Leo F. Wells, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 28, 2011

/s/ Douglas P. Williams Douglas P. Williams	Executive Vice President, Secretary, Treasurer, (Principal Financial and Accounting Officer)	March 28, 2011

EXHIBIT INDEX TO

2010 FORM 10-KOF

WELLS CORE OFFICE INCOME REIT, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 20, 2010 and filed with the Commission on July 26, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the Company’s prospectus filed with the Commission on June 11, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders’ issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus filed with the Commission on June 11, 2010)

4.4	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010)

4.5	Escrow Agreement between the Company, Wells Investment Securities, Inc., and UMB Bank N.A. dated June 22, 2010 (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2010)

10.1	Amended and Restated Advisory Agreement between the Company and Wells Real Estate Advisory Services III, LLC dated August 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.2	2010 Long-Term Incentive Plan adopted by the Company on June 7, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2010)

10.3	Master Property Management, Leasing and Construction Management Agreement between the Company and Wells Management Company, Inc. dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.4	Agreement of Purchase and Sale by and between BREOF BNK3Q Royal Ridge LP and Wells Core Office Income Operating Partnership, L.P. dated August 5, 2010, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.5	Assignment and Assumption of Agreement of Purchase and Sale of Property by and between Wells Core Office Income Operating Partnership, L.P. and Wells Core REIT – Royal Ridge V, LLC dated October 4, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.6	Loan and Security Agreement by and between Wells Real Estate Funds, Inc. and Wells Core Office Income Operating Partnership, L.P. dated October 5, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

Exhibit No.	Description
10.7	Revolving Note between Wells Core Office Income Operating Partnership, L.P. and Wells Real Estate Funds, Inc. dated October 5, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.8	Guaranty by Wells Core Office Income REIT, Inc. in favor of Wells Real Estate Funds, Inc. dated October 5, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.9	Loan Agreement by and between Jackson National Life Insurance Company and Wells Core REIT – Royal Ridge V, LLC dated October 7, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.10	Floating Rate Promissory Note between Wells Core REIT – Royal Ridge V, LLC and Jackson National Life Insurance Company dated October 7, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.11	First Lien Deed of Trust, Security Agreement and Financing Statement of Wells Core REIT – Royal Ridge V, LLC as grantor for the benefit of Jackson National Life Insurance Company dated October 6, 2010 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.12	Agreement for the Purchase and Sale of Property by and between HP Hamilton Woods I, L.L.C. and Wells Real Estate Advisory Services III, LLC dated October 12, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.13	Assignment and Assumption of Agreement for the Purchase and Sale of Property by and between Wells Real Estate Advisory Services III, LLC and Wells Core REIT – 333 E. Lake, LLC dated October 22, 2010 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.14	Credit Agreement by and among Wells Core Office Income Operating Partnership, L.P., Regions Capital Markets, U.S. Bank Capital Markets, Regions Bank, and U.S. Bank National Association dated November 19, 2010 (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on January 7, 2011)

10.15*	Purchase Agreement by and between Behringer Harvard Equity Drive LP and Wells Core REIT – Westway One Houston, LLC dated January 25, 2011

21.1*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wells Core Office Income REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Core Office Income REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Core Office Income REIT, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ Deloitte & Touche LLP

Atlanta, Georgia

March 28, 2011

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets:
Real estate assets, at cost:
Land	$2,478,408	$—
Buildings and improvements, less accumulated depreciation of $252,225 as of December 31, 2010	23,370,867	—
Intangible lease assets, less accumulated amortization of $61,074 as of December 31, 2010	2,144,497	—

Total real estate assets	27,993,772	—
Cash and cash equivalents	4,433,008	200,000
Tenant receivables	58,276	—
Prepaid expenses and other assets	369,147	—
Deferred financing costs, less accumulated amortization of $99,801 as of December 31, 2010	1,077,798	—
Intangible lease origination costs, less accumulated amortization of $49,721 as of December 31, 2010	1,488,560	—

Total assets	$35,420,561	$200,000

Liabilities:
Lines of credit and note payable	$17,275,000	$—
Accounts payable and accrued expenses	808,283	—
Due to affiliates	602,918	—
Distributions payable	40,543	—
Deferred income	150,359	—

Total liabilities	18,877,103	—
Commitments and Contingencies (Note 5)	—	—

Redeemable Common Stock	42,703	—

Stockholders’ Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 821,995 and 8,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	8,220	80
Additional paid-in capital	18,205,771	199,920
Cumulative distributions in excess of earnings	(1,670,533)	—
Redeemable common stock	(42,703)	—

Total stockholders’ equity	16,500,755	200,000

Total liabilities, redeemable common stock, and stockholders’ equity	$35,420,561	$200,000

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2010	2009
Revenues:
Rental income	$656,991	$—
Tenant reimbursements	98,398	—

	755,389	—

Expenses:
Property operating costs	226,126	—
Asset and property management fees:
Related-party	28,664	—
Other	15,459	—
Depreciation	252,225	—
Amortization	88,795	—
General and administrative	695,311	—
Acquisition fees and expenses	668,855	—

	1,975,435	—

Real estate operating loss	(1,220,046)	—

Other income (expense):
Interest expense	(319,956)	—
Interest and other income	18	—

	(319,938)	—

Loss before income tax expense	(1,539,984)	—
Income tax expense	(3,639)	—

Net loss attributable to common stockholders	$(1,543,623)	$—

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(13.48)	$0.00

Weighted-average common shares outstanding – basic and diluted	114,526	8,000

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2009	—	$—	$—	$—	$—	$—
Issuance of common stock	8,000	80	199,920	—	—	200,000

Balance, December 31, 2009	8,000	80	199,920	—	—	200,000

Issuance of common stock	813,995	8,140	20,339,449	—	—	20,347,589
Increase in redeemable common stock	—	—	—	—	(42,703)	(42,703)
Distributions to common stockholders ($0.26 per share)	—	—	—	(126,910)	—	(126,910)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(1,928,877)	—	—	(1,928,877)
Other offering costs	—	—	(404,721)	—	—	(404,721)
Net loss attributable to common stockholders	—	—	—	(1,543,623)	—	(1,543,623)

Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$16,500,755

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(1,543,623)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Straight-line rental income	(38,515)	—
Depreciation	252,225	—
Amortization	110,795	—
Noncash interest expense	152,990	—
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(19,761)	—
Increase in prepaid expenses and other assets	(369,147)	—
Increase in accounts payable and accrued expenses	389,076	—
Increase in due to affiliates	219,481	—
Increase in deferred income	150,359	—

Net cash used in operating activities	(696,120)	—

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(29,426,144)	—

Net cash used in investing activities	(29,426,144)	—

Cash Flows from Financing Activities:
Due to affiliates	293,543	—
Deferred financing costs paid	(1,230,788)	—
Proceeds from lines of credit and note payable	25,625,000	—
Repayments of lines of credit and note payable	(8,350,000)	—
Issuance of common stock	20,322,428	200,000
Distributions paid to stockholders	(42,746)	—
Distributions paid to stockholders and reinvested in shares of our common stock	(43,621)	—
Commissions on stock sales and related dealer-manager fees paid	(1,832,253)	—
Other offering costs paid	(386,291)	—

Net cash provided by financing activities	34,355,272	200,000

Net increase in cash and cash equivalents	4,233,008	200,000
Cash and cash equivalents, beginning of period	200,000	—

Cash and cash equivalents, end of period	$4,433,008	$200,000

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

1.	Organization

Wells Core Office Income REIT, Inc. (“Wells Core Office Income REIT”) was formed on July 3, 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 2010. Prior to May 14, 2010, Wells Core Office Income REIT was known as Wells Real Estate Investment Trust III, Inc. Substantially all of Wells Core Office Income REIT’s business is conducted through Wells Core Office Income Operating Partnership, L.P. (“Wells Core OP”), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income REIT is the sole general partner of Wells Core OP. Wells Core Office Income Holdings, LLC (“Wells Core Holdings”), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP. Wells Core Office Income REIT owns 100% of the interests of Wells Core Holdings and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP and Wells Core Holdings, unless stated otherwise.

On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the “Initial Offering”) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan (“DRP”). Under the Initial Offering, the primary shares are offered at a price of $25 per share, with discounts available to certain categories of purchases, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million, at which point active operations commenced. To issue shares under the Initial Offering to Pennsylvania investors, Wells Core Office Income REIT must raise gross offering proceeds of $166.7 million from all jurisdictions.

As of December 31, 2010, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $20,322,428 from the sale of approximately 813,995 shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $1,832,253, acquisition fees of $386,291, other offering expenses of approximately $386,291, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $17,717,593. As of December 31, 2010, substantially all of Wells Core Office Income REIT’s net offering proceeds have been invested in real properties and related assets, and approximately 229.2 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

On June 7, 2010, Wells Core Office Income REIT executed an agreement with Wells Core Office Income REIT Advisory Services, LLC (formerly known as Wells Real Estate Advisory Services III, LLC) (the “Advisor”), under which the Advisor will perform certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”) and has contracted with Wells Capital, Inc. (“Wells Capital”) and Wells Management Company, Inc. (“Wells Management”), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Wells Core Office Income REIT.

Wells Core Office Income REIT intends to acquire and operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. Wells Core Office Income REIT intends to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. On October 7, 2010, Wells Core Office Income REIT acquired its first real estate property (see Note 3). As of December 31, 2010, Wells Core Office Income REIT owned two office properties, consisting of approximately 190,600 square feet. As of December 31, 2010, these office properties were approximately 99% leased.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Core Office Income REIT have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Wells Core Office Income REIT, Wells Core OP, Wells Core Holdings, and any variable interest entity (“VIE”) in which Wells Core Office Income REIT, Wells Core OP, or Wells Core Holdings was deemed the primary beneficiary. With respect to entities that are not VIEs, Wells Core Office Income REIT’s, consolidated financial statements shall also include the accounts of any entity in which Wells Core Office Income REIT, Wells Core OP, Wells Core Holdings, or its subsidiaries own a controlling financial interest and any limited partnership in which Wells Core Office Income REIT, Wells Core OP, Wells Core Holdings, or its subsidiaries own a controlling general partnership interest. In determining whether Wells Core Office Income REIT, Wells Core OP, or Wells Core Holdings has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.

All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells Core Office Income REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells Core Office Income REIT on January 1, 2011. The adoption of ASC 820 has not had, and is not expected to have, a material impact on Wells Core Office Income REIT’s consolidated financial statements or disclosures.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. Additionally, Wells Core Office Income REIT capitalizes interest while the development of a real estate asset is in progress. There was no interest capitalized during the year ended December 31, 2010. All costs incurred in connection with acquiring acquisitions, including acquisition fees payable to the Advisor (see Note 9), and repairs and maintenance costs are expensed as incurred.

Wells Core Office Income REIT is required to make subjective assessments as to the useful lives of our depreciable assets. Wells Core Office Income REIT considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Wells Core Office Income REIT’s real estate assets are depreciated or amortized using the straight-line method. The estimated useful lives of our assets by class are as follows:

Building	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

Wells Core Office Income REIT continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which Wells Core Office Income REIT has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, Wells Core Office Income REIT assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Wells Core Office Income REIT adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. Wells Core Office Income REIT has determined that there has been no impairment in the carrying value of real estate assets and related intangible assets held by Wells Core Office Income REIT to date.

Projections of expected future operating cash flows require that management estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of Wells Core Office Income REIT’s real estate assets and related intangible assets and net income (loss).

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells Core Office Income REIT allocates the purchase price of properties to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells Core Office Income REIT’s estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section below for additional details).

The fair values of the tangible assets of an acquired property (which includes land, building, and site improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building, and site improvements based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor

As further described below, in-place leases with Wells Core Office Income REIT as the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, are estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs (“Absorption Period Costs”) are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

As of December 31, 2010, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

Intangible Lease Assets		Intangible Lease Origination Costs
Above-Market In-Place Lease Assets	Absorption Period Costs
$1,067,012	$1,138,559	$1,538,281

During the year ended December 31, 2010, Wells Core REIT recognized the following amortization of intangible lease assets and liabilities:

Intangible Lease Assets		Intangible Lease Origination Costs
Above-Market In-Place Lease Assets	Absorption Period Costs
$22,000	$39,074	$49,721

The net intangible assets and liabilities as of December 31, 2010 will be amortized as follows:

For the year ending December 31:	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$132,001	$177,879	$224,297
2012	132,001	177,879	224,297
2013	132,001	177,879	224,297
2014	132,001	177,879	224,297
2015	132,001	102,856	145,599
Thereafter	385,007	285,113	445,773

	$1,045,012	$1,099,485	$1,488,560

Weighted-Average Amortization Period	8 years	9 years	9 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and Wells Core Office Income REIT is required to write off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, Wells Core Office Income REIT reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Cash and Cash Equivalents

Wells Core Office Income REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and may consist of investments in money market accounts as of December 31, 2010 and December 31, 2009. There are no restrictions on the use of Wells Core Office Income REIT’s cash balances as of December 31, 2010 and December 31, 2009.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and, if necessary, will provide allowances for such balances, or portions thereof, as they become uncollectible in general and administrative expenses. As of December 31, 2010, no such allowances are considered necessary.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following items:

December 31, 2010
Escrowed cash	$304,086
Prepaid directors’ and officers’ insurance	43,069
Other	21,992

Total	$369,147

Escrowed cash represents deposits paid in connection with future acquisitions and borrowings, and escrow accounts held by lenders to pay future real estate taxes, insurance, and tenant improvements. Other prepaid expenses and other assets include, among other things, utility deposits and prepaid director fees. Prepaid expenses and other assets are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells Core Office Income REIT recognized amortization of deferred financing costs for the year ended December 31, 2010 of approximately $153,000, which is included in interest expense in the accompanying consolidated statements of operations.

Redeemable Common Stock

Under Wells Core Office Income REIT’s share redemption program (“SRP”), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT’s SRP currently requires Wells Core Office

Income REIT to honor redemption requests made within two years following the death or a qualifying disability of a stockholder, subject to certain limitations. Wells Core Office Income REIT’s capacity to honor redemptions is limited to (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of December 31, 2010, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period. Upon being tendered for redemption by the holder, Wells Core Office Income REIT will reclassify redeemable common shares from temporary equity to a liability at settlement value. To date, Wells Core Office Income REIT has not redeemed any shares under the SRP.

Preferred Stock

Wells Core Office Income REIT is authorized to issue up to 10.0 million shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Wells Core Office Income REIT’s board of directors may determine the relative rights, preferences, and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences, and privileges attributable to Wells Core Office Income REIT’s common stock. To date, Wells Core Office Income REIT has not issued any shares of preferred stock.

Common Stock

The par value of Wells Core Office Income REIT’s issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital. On April 30, 2010, Wells Core Office Income REIT changed its offering price from $10.00 per share to $25.00 per share. In connection with the change in price, as of April 30, 2010, the 20,000 shares that were issued to WREF at $10.00 per share were exchanged by Wells Core Office Income REIT for 8,000 shares of common stock at $25.00 per share with no additional consideration paid by either party. The effect of this exchange is accounted for as a 2-for-5 reverse stock split. Stockholders’ equity has been retroactively adjusted to give effect to the adjustment for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the reduction in shares in connection with the reverse split. In addition, all share numbers and per-share amounts in the consolidated financial statements have been retroactively adjusted to give effect to the reverse split.

Distributions

In order to qualify to be taxed as a REIT, Wells Core Office Income REIT is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Distributions to the stockholders are determined by the board of directors of Wells Core Office Income REIT and are dependent upon a number of factors relating to Wells Core Office Income REIT, including funds available for payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Wells Core Office Income REIT’s status as a REIT under the Internal Revenue Code (the “Code”).

Financial Instruments

Wells Core Office Income REIT believes that the carrying value of its credit facility and note payable approximates their fair value as of December 31, 2010. Wells Core Office Income REIT estimated the fair values of our credit facility with Regions Bank by obtaining estimates for similar facilities from multiple lenders as of the respective reporting dates. The fair value of the Royal Ridge V loan was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates (see Note 4 for additional information).

Revenue Recognition

All leases on real estate assets held by Wells Core Office Income REIT are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other property income and recognized once the tenant has lost the right to lease the space and Wells Core Office Income REIT has satisfied all obligations under the related lease or lease termination agreement.

Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share equals basic earnings (loss) per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. No shares have been granted or are outstanding under the 2010 Long-Term Incentive Plan (see Note 6); therefore, the 2010 Long-Term Incentive Plan does not currently impact diluted earnings (loss) per share. Therefore, basic earnings (loss) per share equals diluted earnings (loss) per share for each of the periods presented.

Income Taxes

Wells Core Office Income REIT intends to elect to be taxed as a REIT under the Code, and has qualified and operated as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, Wells Core Office Income REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells Core Office Income REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Core Office Income REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Core Office Income REIT relief under certain statutory provisions.

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

Wells Core Office Income REIT applies the provisions of ASC 820 to the allocation of the purchase price of acquired properties to assets and liabilities based on Level 3 assumptions.

Operating Segments

Wells Core Office Income REIT operates in a single reporting segment, and the presentation of Wells Core Office Income REIT’s financial condition and performance is consistent with the way in which Wells Core Office Income REIT’s operations are managed.

3.	Real Estate Acquisitions

During the year ended December 31, 2010, Wells Core REIT acquired the following two properties:

Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangibles		Total Purchase Price(1)	Lease Details
					Intangible Lease Assets	Intangible Lease Origination
Royal Ridge V Building	Irving, Texas	10/7/2010	$1,062,810	$15,534,614	$615,191	$921,971	$18,134,586	(2)
333 East Lake Street Building	Bloomingdale, Illinois	11/19/2010	1,415,598	8,088,478	1,590,380	616,310	11,710,766	(3)

			$2,478,408	$23,623,092	$2,205,571	$1,538,281	$29,845,352

(1)

Purchase prices are presented exclusive of closing costs and acquisition fees and have been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on an estimate of their fair values.

(2)

This three-story office building contains approximately 119,600 rentable square feet and is 100% leased to JPMorgan Chase through February 2020 with a 2015 penalty-free termination option with respect to specified parts of approximately 65% of the building.

(3)	This three-story office building contains approximately 71,000 rentable square feet and is 98% leased to Bridgestone Retail Operations, LLC (“Bridgestone”) through November 2018.

The value associated with in-place leases is amortized over the remaining terms of the respective leases. At the purchase date, the aggregate weighted-average amortization period of the intangible assets was 6.1 years and 8.0 years for the Royal Ridge V Building and the 333 East Lake Street Building, respectively. Please see Note 2, Summary of Significant Accounting Policies, for a discussion of the estimated useful life for each asset class.

Pro Forma Financial Information for Real Estate Acquisition

The following unaudited pro forma statement of operations presented for the year ended December 31, 2010 has been prepared for Wells Core Office Income REIT to give effect to the acquisitions of the Royal Ridge V Building and the 333 East Lake Street Building as if the acquisitions occurred on January 1, 2010. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of the Royal Ridge V Building and the 333 East Lake Street Building acquisitions been consummated as of January 1, 2010.

	Year Ended December 31, 2010
Pro Forma	Wells Core Office Income REIT, Historical	Royal Ridge V Building	333 East Lake Street Building	Pro Forma Total
Revenues	$755,389	$1,760,171	$1,927,676	$4,443,236

Expenses:
Property operating costs	226,126	737,912	953,198	1,917,236
Asset and property management fees – related party and other	44,123	103,857	72,743	220,723
Depreciation and amortization	341,020	808,691	374,423	1,524,134
General and administrative	695,311	—	—	695,311
Acquisition fees and expenses	668,855	—	—	668,855

	$1,975,435	$1,650,460	$1,400,364	$5,026,259

Real estate operating income (loss)	(1,220,046)	109,711	527,312	(583,023)

Interest income (expense)	(319,938)	(355,279)	(218,911)	(894,128)

Income (loss) before income tax expense	(1,539,984)	(245,568)	308,401	(1,477,151)
Income tax expense	(3,639)	—	—	(3,639)

Net income (loss) attributable to common stockholders	$(1,543,623)	$(245,568)	$308,401	$(1,480,790)

4.	Line of Credit and Note Payable

The following table summarizes the terms of Wells Core Office Income REIT’s indebtedness outstanding as of December 31, 2010:

Facility	Rate as of December 31, 2010	Term Debt or Interest Only	Maturity	Outstanding Balance as of December 31, 2010
Regions Credit Facility	LIBOR + 400 bps(1)	Interest Only	11/19/2012	$6,175,000
Royal Ridge V Loan	4.0%(2)	Interest Only(3)	11/1/2012	11,100,000

Total indebtedness				$17,275,000

(1)

The Regions Credit Facility bears interest at a rate based on, at the option of Wells Core Office Income REIT, (1) LIBOR plus an applicable margin ranging from 3.0% to 4.0% or (2) the greater of (a) the prime rate announced by Regions, (b) the federal funds effective rate plus 0.5%, or (c) the 30-day LIBOR plus 1.0%, plus an applicable base rate margin ranging from 2.0% to 3.0%.

(2)

The Royal Ridge V Loan initially bears interest at an annual rate of 4.0% until December 31, 2010. Therefore, the Royal Ridge V Loan interest rate adjusts quarterly based on the three-month LIBOR rate plus a margin of 3.0%.

(3)	Interest only during the first 12 months. Principal and interest are due monthly starting in December 2011.

Regions Credit Facility

On November 19, 2010, Wells Core OP entered into a $70.0 million secured revolving credit facility with Regions Bank (“Regions”), as administrative agent for itself and any other lenders that may become parties to the facility in the future (the “Regions Credit Facility”). Under the Regions Credit Facility, we may borrow up to $70.0 million (the “Facility Amount”), subject to availability as described below. Wells Core Office Income REIT also has the right on three occasions within 18 months of closing to increase the Facility Amount by an aggregate of $130.0 million to a total Facility Amount of $200.0 million provided that no default has occurred. The Regions Credit Facility also includes a standby letter of credit facility with an initial $10.0 million sublimit and a swingline facility with an initial $10.0 million sub-limit, in each case subject to availability. Aggregate advances, letters of credit, or swingline loans outstanding at any time under the Regions Credit Facility are subject to availability equal to the lesser of (1) the Facility Amount, (2) 60% multiplied by the value of the properties used to secure the Regions Credit Facility, provided that until we have raised $30 million in common equity, the availability attributable to the 333 East Lake Street Building will be its value multiplied by 55% less $150,000, or (3) an amount which would produce a minimum implied debt service coverage ratio of 1.45 based on a 30-year amortization schedule and an interest rate equal to the greater of (a) the ten-year Treasury rate plus 2.5% or (b) 8.0%. Draws under the Regions Credit Facility will be secured by properties directly owned by our subsidiaries, which we have elected to add to the borrowing base. The proceeds of the Regions Credit Facility may be used by us to acquire properties and for working capital, capital expenditures, and other general corporate purposes.

The entire unpaid principal balance of all borrowings under the Regions Credit Facility and all accrued and unpaid interest thereon will be due and payable in full on November 19, 2012, which date may be extended to November 19, 2013, subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Regions Credit Facility. Wells Core OP may borrow under the Regions Credit Facility at rates equal to (1) the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR Margin (the “LIBOR Rate”) or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.5%, or (c) the 30-day LIBOR (adjusted daily) plus 1.0%, plus the applicable base rate margin (the “Base Rate”). The applicable LIBOR margin may vary from 3.0% to 4.0%, and the applicable base rate margin may vary from 2.0% to 3.0% based on our then-current leverage ratio. All swingline loans issued under the Regions Credit Facility will bear interest at the Base Rate. Wells Core OP generally will be required to make interest-only payments. Wells Core OP also may prepay the Regions Credit Facility in whole or in part at any time without penalty, subject to reimbursement of any breakage and redeployment costs incurred by lenders in the case of prepayment of LIBOR borrowings.

Wells Core OP is required to pay a fee on the unused portion of the Regions Credit Facility in an amount equal to the average daily unused amount of the Regions Credit Facility multiplied by a rate per annum equal to (1) 0.50% if Wells Core OP utilizes 50% or less of the Facility Amount or (2) 0.35% if Wells Core OP utilizes more than 50% of the Facility Amount, payable quarterly in arrears. Wells Core OP will also pay a fee at a rate per annum equal to the applicable LIBOR margin for LIBOR-based loans on the maximum amount available to be drawn under each letter of credit that is issued and outstanding, payable quarterly in arrears. Additionally, Wells Core OP must pay Regions a one-time fronting fee equal to the greater of (1) $1,500 or (2) 0.125% on the stated amount of each letter of credit issued pursuant to the Regions Credit Facility, payable at the time of issuance. Wells Core OP’s obligations with respect to the Regions Credit Facility are guaranteed by Wells Core Office Income REIT and by certain material subsidiaries of Wells Core OP, as defined in the Regions Credit Facility, pursuant to the terms of a guaranty dated as of November 19, 2010.

As of December 31, 2010, the Regions Credit Facility contained, among others, the following restrictive covenants:

•

The ratio of Wells Core OP total indebtedness to the total value of Wells Core OP assets, as both are defined in the Regions Credit Facility, may not exceed 0.65 to 1.00 until May 19, 2012, and to 0.60 to 1.00 thereafter.

•

Wells Core OP’s amount of secured debt, excluding the Regions Credit Facility and nonrecourse debt, may not exceed 5% of our consolidated tangible assets for so long as Wells Core OP’s consolidated tangible assets are less than $200 million in value. Thereafter, the limit will be increased to 10%.

•	The ratio of Wells Core OP’s EBITDA to Wells Core OP’s fixed charges, including preferred dividends, shall not be less than 1.75 to 1.00.

•

Beginning with the fiscal quarter ending October 31, 2011 and at any time thereafter, Wells Core OP’s tangible net worth may not be less than the sum of (1) $200 million and (2) 75% of the gross cash proceeds of all of Wells Core OP’s equity issuances consummated after October 31, 2011.

•

On or before February 28, 2011, Wells Core OP must raise at least $30 million in gross cash proceeds from equity issuances. Additionally, Wells Core OP must raise an additional $55 million in gross cash proceeds from equity issuances on or before April 30, 2011.

Effective March 9, 2011, Wells Core OP amended the Regions Credit Facility to reduce the minimum cumulative equity raise requirement from $85 million by April 30, 2011 to $70 million by June 30, 2011, and to reduce the minimum net worth requirement from $200 million by October 31, 2011 to $110 million by December 31, 2011, plus 75% of gross equity thereafter. As of December 31, 2010, Wells Core OP was not in compliance with the fixed charge restrictive covenant under the Regions Credit Facility. On March 28, 2011, Regions temporarily waived compliance with the fixed charge restrictive covenant under the terms of the Regions Credit Facility for the period from November 19, 2010 through June 29, 2011 such that there would be no event of default under the loan as a result of fixed charges incurred during the start-up phase of Wells Core Office Income REIT. Pursuant to the waiver, Wells Core OP must be in compliance with all of the restrictive covenants as of June 30, 2011. Wells Core OP believes that as of June 30, 2011 it will be in compliance with all restrictive covenants or have the ability to refinance, amend, or repay all amounts outstanding under the Regions Cedit Facility. As of December 31, 2010, Wells Core OP believes it was in compliance with all other restrictive covenants of the Regions Credit Facility. Wells Core OP’s compliance with the Regions Credit Facility covenants, as amended, for the duration of the term of the Regions Credit Facility, will depend upon Wells Core OP’s future operating performance, capital raising success, property and financing transactions, and general economic conditions.

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

The Royal Ridge V Loan matures on November 1, 2012 (the “Maturity Date”). The Royal Ridge V Loan initially bears interest at an annual rate of 4.00% until December 31, 2010. Thereafter, Jackson National shall adjust the interest rate on a quarterly basis so that the rate is 3.00% over the three-month LIBOR rate. The annual interest rate will in no event be less than 4.00%. These adjustments will occur on the last business day of each of March, June, September, and December and will be effective the first day of the immediately following month. In addition, Wells Core Office Income REIT incurred certain closing costs in connection with the Royal Ridge V Loan, including a financing fee assessed at 1% of the loan amount. Commencing on December 1, 2010, and continuing through November 1, 2011, monthly payments of accrued unpaid interest are required. Commencing on December 1, 2011, and continuing until the Maturity Date, monthly payments of principal and interest are due and payable with principal calculated using an amortization term of 15 years, with the unpaid principal and all accrued unpaid interest being due and payable on the Maturity Date.

Wells Core Office Income REIT has the right to prepay the outstanding amount in full beginning on November 1, 2011, provided that (i) 30 days’ prior written notice of the intent to prepay is provided to Jackson National and (ii) a prepayment premium is paid to Jackson National. If the prepayment is made on or after November 1, 2011, but before May 1, 2012, the prepayment premium is equal to 0.5% of the outstanding principal balance. No prepayment premium need be paid if the prepayment is made on or after May 1, 2012.

The Royal Ridge V Loan is secured by a first mortgage lien on the assets of the Royal Ridge V Building including the land, fixtures, improvements, leases, rents, and reserves. The Royal Ridge V Loan contains customary affirmative, negative, and financial covenants; representations; warranties; and borrowing conditions. Wells Core Office Income REIT is currently in compliance with all such covenants. The Royal Ridge V Loan contains, among others, restrictive covenants effective November 2011, which require Wells Core Office Income REIT’s (i) net worth to exceed $100.0 million, (ii) total leverage to not exceed 60%, and (iii) fixed charge coverage ratio to exceed 1.75:1.00.

Wells Core Office Income REIT incurred debt financing fees payable to the Advisor on the Royal Ridge V Loan (see Note 9) and incurred $116,000 of additional third-party financing costs in connection with securing the Royal Ridge V loan. All such costs are amortized over the term of the related financing arrangement and recorded as interest expense.

Bridge Loan

On October 5, 2010, Wells Core OP entered into a $10.0 million secured revolving bridge loan (the “Bridge Loan”) with its affiliate, WREF. Wells Core Office Income REIT expects to use the proceeds of the Bridge Loan for general corporate purposes, including but not limited to the financing of acquisitions. The Bridge Loan is scheduled to mature on April 5, 2011. As of December 17, 2010, net proceeds from the sale of common stock were used to repay the outstanding balance on the Bridge Loan.

Under the Bridge Loan, Wells Core Office Income REIT may from time to time request advances of no less than $50,000. After WREF funds the requested amount, Wells Core Office Income REIT’s obligation to repay the aggregate unpaid principal amount and the interest thereon will be evidenced by a revolving note. Outstanding loans will incur interest at either (i) the base rate plus one-and-one-half percent (1.50%) per annum or (ii) the LIBOR rate for either a seven-day, one-month, two-month, three-month, or six-month interest period, plus two-and-one-half percent (2.50%) per annum. Wells Core Office Income REIT has the right to prepay any outstanding loans at any time in whole or in part without premium or penalty.

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

WREF has elected to waive the debt financing fee pursuant to the Advisory Agreement (see Note 9) on borrowings under the Bridge Loan (see Note 3).

Interest Paid and Extinguishment of Debt

As of December 31, 2010, Wells Core Office Income REIT’s weighted-average interest rate on its line of credit and note payable was approximately 4.09%. Wells Core Office Income REIT made interest payments of approximately $166,966 during the year ended December 31, 2010. No interest was capitalized for the year ended December 31, 2010.

The Bridge Loan was fully repaid on December 17, 2010.

Debt Maturities

The following table summarizes the aggregate maturities of Wells Core REIT’s Office Income indebtedness as of December 31, 2010:

2011	$45,000
2012	17,230,000

Total	$17,275,000

The debt maturities above are based on the stated maturity date of each loan, which may differ from the anticipated repayment date of the loan. The outstanding balance as of December 31, 2010 on the Regions Credit Facility is anticipated to be repaid within twelve months.

5.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2010
333 East Lake Street Building	Bridgestone Retail Operations	$617,380

Organization and Offering Expenses

As of December 31, 2010 and December 31, 2009, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $3,962,676 and $890,000, respectively. Under the terms of the Advisory Agreement (see Note 9), Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of our common stock to the public. As of December 31, 2010, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of $404,721 related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $3,577,955 will be accrued and payable as Wells Core Office Income REIT raises additional offering proceeds.

Litigation

From time to time, Wells Core Office Income REIT is party to legal proceedings, which arise in the ordinary course of its business. Wells Core Office Income REIT is not currently involved in any legal proceedings for which the outcome is expected to have a material adverse effect on the results of operations or financial condition of Wells Core Office Income REIT.

6.	Stockholders’ Equity

2010 Long-Term Incentive Plan

Wells Core Office Income REIT adopted a long-term incentive plan on June 7, 2010, which includes an independent director compensation plan to provide for the grant of awards to its employees (in the event it ever has employees), employees of the Advisor or its affiliates, employees of entities that provide services to Wells

Core Office Income REIT, Wells Core Office Income REIT’s independent directors, officers or directors of the Advisor or its affiliates, certain of the Wells Core Office Income REIT’s consultants and certain consultants to the Advisor or its affiliates (the “2010 Long-Term Incentive Plan”). Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, performance awards, deferred stock units, dividend equivalents, and other stock-based awards. Wells Core Office Income REIT will account for such stock plan in accordance with GAAP, which requires the fair value of the stock option to be recognized as compensation expense over the vesting period. The total number of shares of common stock reserved for issuance under the 2010 Long-Term Incentive Plan is 500,000 shares. During the term of this offering, Wells Core Office Income REIT intends to limit the type of incentive awards granted under the 2010 Long-Term Incentive Plan to restricted shares of stock issued to its independent directors. As of December 31, 2010, no shares of common stock have been issued under the 2010 Long-Term Incentive Plan.

Distribution Reinvestment Plan

Wells Core Office Income REIT has adopted a distribution reinvestment plan, or DRP, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Core Office Income REIT’s common stock in lieu of receiving cash distributions. Shares may be purchased under the DRP for a price equal to the higher of $23.75 or 95% of the estimated value of a share of common stock, as estimated by the Advisor or another firm chosen for that purpose. If the purchase price is 95% of an estimated value, such price will be adjusted downward to the extent of any aggregate distributions per share of any net sale proceeds from the sale of assets or other special distributions so designated by the board of directors, distributed to stockholders after the estimated per-share value is determined. Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of Wells Core Office Income REIT’s common stock.

Share Redemption Program

The board of directors of Wells Core Office Income REIT has adopted a share redemption program, or SRP. The program will allow stockholders who hold their shares for more than one year to sell their shares back to Wells Core Office Income REIT, subject to certain limitations and penalties. Shares redeemed pursuant to the SRP are accounted for as common stock. The program contains different rules for redemptions sought within two years of a stockholder’s death or “qualifying disability.” Wells Core Office Income REIT refers to redemptions that do not occur within two years of a stockholder’s death or qualifying disability as “Ordinary Redemptions.”

For Ordinary Redemptions, the initial price at which Wells Core Office Income REIT will repurchase a share under the SRP is 91.0% of the price at which Wells Core Office Income REIT sold the share or $22.75 per share for a share issued at $25.00. This initial redemption price will remain fixed until the date that Wells Core Office Income REIT completes its offering stage. On or after the date on which Wells Core Office Income REIT completes its offering stage, the price at which Wells Core Office Income REIT would repurchase a share under the SRP will be 95% of (x) the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose less (y) the aggregate distributions per share of any net sale proceeds from the sale of assets, or other special distributions so designated by Wells Core Office Income REIT’s board of directors, distributed to stockholders after the estimated per-share value is determined (the “Valuation Adjustment”).

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until completion of the above-mentioned offering stage. At that time, the redemption price would be (x) the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose less (y) the Valuation Adjustment.

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

During the year ended December 31, 2010, no shares eligible to be redeemed under the SRP were submitted for redemption.

7.	Operating Leases

Wells Core Office Income REIT’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease agreement, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Wells Core Office Income REIT retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, such deposits generally are not significant. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Based on 2010 annualized gross base rent, JPMorgan Chase and Bridgestone comprised approximately 66% and 34%, respectively, of Wells Core Office Income REIT’s portfolio as of December 31, 2010. Tenants in the nondepository institutions and wholesale trade-durable goods industries each comprise 66% and 34%, respectively, of Wells Core Office Income REIT’s 2010 annualized gross base rent. Wells Core Office Income REIT’s properties are located in two states. As of December 31, 2010, approximately 66% and 34% of Wells Core Office Income REIT’s office and industrial properties are located in metropolitan Dallas and Chicago, respectively.

The future minimum rental income from Wells Core Office Income REIT’s investment in real estate assets under noncancelable operating leases as of December 31, 2010, is as follows:

2011	$3,330,585
2012	3,401,084
2013	3,480,883
2014	3,562,114
2015	3,645,268
Thereafter	14,358,084

Total	$31,778,018

8.	Supplemental Disclosures of Noncash Activities

There were no noncash investing or financing transactions for the year ended December 31, 2009. Outlined below are significant noncash investing and financing transactions for the year ended December 31, 2010:

Year Ended December 31, 2010
Other liabilities assumed upon acquisition of properties	$419,208

Commissions on stock sales and related dealer-manager fees due to affiliate	$71,463

Other offering costs due to affiliate	$18,430

Distributions payable	$40,543

Discounts applied to issuance of common stock	$25,161

Increase in redeemable common stock	$42,703

9.	Related-Party Transactions

Advisory Agreement

Wells Core Office Income REIT is party to an agreement with the Advisor, under which the Advisor is required to perform the services and shall be compensated for such services, as outlined below, in the Advisory Agreement:

•

reimbursement of organization and offering costs paid by the Advisor on behalf of Wells Core Office Income REIT, not to exceed 2.0% of gross offering proceeds as of the date of reimbursement. Organization and offering expenses may include legal costs, accounting costs, printing costs, personnel expenses, and other bona fide offering-related costs. When reimbursing the Advisor for organization and offering expenses, subject to above-described limitation, Wells Core Office Income REIT first reimburses all costs incurred to third parties to date; once all third-party costs have been reimbursed, Wells Core Office Income REIT will then begin to reimburse the Advisor for personnel expenses incurred to date.

•

acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations, Wells Core Office Income REIT also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•

monthly asset management fees equal to one-twelfth of 0.75% of the cost of (i) the properties owned other than through joint ventures and (ii) investments in joint ventures plus Wells Core Office Income REIT’s allocable share of capital improvements made by the joint venture;

•

debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn), originated, obtained, or otherwise assumed by or for Wells Core Office Income REIT, including mortgage debt, lines of credit, and other term indebtedness, provided that, notwithstanding the annual nature of the fee, in no event will Wells Core Office Income REIT pay an aggregate amount of more than 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements;

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

•

through February 16, 2011, for any property, loan, or other permitted investment sold by Wells Core Office Income REIT, a real estate commission equal to 3.0% of the sales price, with the limitation that the total real estate commissions for any Wells Core Office Income REIT property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. The above-described disposition fee was lowered from 3.0% to 1.0% of the sales price for transactions consummated February 17, 2011 or later;

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

Under the terms of the Advisory Agreement, WREF guarantees the Advisor’s performance and any amounts payable in connection therewith. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other.

Amendment to Bylaws

On February 17, 2011, Wells Core Office Income REIT’s board of directors approved an amendment to its bylaws that prohibits Wells Core Office Income REIT from buying real estate assets from (or selling real estate assets to) the Advisor or affiliates of the Advisor.

Dealer-Manager Agreement

Wells Core Office Income REIT is party to a dealer-manager agreement (the “Dealer-Manager Agreement”) with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells Core Office Income REIT. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells Core Office Income REIT, of which substantially all is re-allowed to participating broker/dealers. Wells Core Office Income REIT pays no commissions on shares issued under its DRP.

Additionally, Wells Core Office Income REIT is required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells Core Office Income REIT’s stock at the time the shares are sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds may be re-allowed by WIS to participating broker/dealers. Wells Core Office Income REIT pays no dealer-manager fees on shares issued under its DRP.

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

•

property management fees negotiated for each property managed by Wells Management; typically this fee would be equal to a percentage of the gross monthly income collected for that property for the preceding month;

•

leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to Wells Core Office Income REIT during the applicable term of the lease, provided, however, that no commission shall be payable as to any portion of such term beyond 10 years;

•

construction management fees for projects overseen by Wells Management such as capital projects, new construction, and tenant improvements, which fees are to be market-based and negotiated for each property managed by Wells Management; and

•	other fees as negotiated with the addition of each specific property covered under the agreement.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the year ended December 31, 2010:

Year Ended December 31, 2010
Commissions, net of discounts(1)(2)	$1,396,307
Dealer-manager fees, net of discounts(1)	507,409
Acquisition fees	406,448
Other offering costs(1)	404,721
Administrative reimbursements	184,748
Asset management fees	28,664
Related-party interest expense(3)	27,946
Debt financing fee	15,367

Total	$2,971,610

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity, as incurred.
(2)	Substantially all commissions were re-allowed to participating broker/dealers during the year ended December 31, 2010.
(3)	Related-party interest expense is payable to WREF on amounts outstanding under the Bridge Loan, which was originated on October 5, 2010 and fully repaid on December 17, 2010 (see Note 4).

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the year ended December 31, 2010.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2010:

December 31, 2010
General and administrative costs(1)	$264,088
Administrative reimbursements	184,748
Asset management fees	28,664
Debt financing fee	15,367
Other offering cost reimbursements	18,430
Acquisition fees	20,158
Commissions and dealer-manager fees	71,463

Total	$602,918

(1)

Reflects costs paid to third parties on behalf of Wells Core Office Income REIT by the Advisor, or affiliates of the Advisor, during Wells Core Office Income REIT’s start-up phase, which are recorded as general and administrative expenses in the accompanying consolidated statement of operations.

Economic Dependency

Wells Core Office Income REIT has contracted with the Advisor, Wells Management, and WIS to provide certain services that are essential to Wells Core Office Income REIT, including asset management services, the possible supervision of the property management and leasing of some properties owned by Wells Core Office Income REIT, asset acquisition and disposition services, the sale of shares of Wells Core Office Income REIT’s common stock, as well as other administrative responsibilities for Wells Core Office Income REIT, including accounting services, stockholder communications, and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells Core Office Income REIT is dependent upon the Advisor, Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2010, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity necessary to meet its current and future obligations as they become due.

Wells Core Office Income REIT is also dependent upon the ability of its tenants to pay their contractual rent amounts as they become due. In particular, two tenants at its properties accounted for approximately 100% of its revenue for the year ended December 31, 2010 as follows: JPMorgan Chase, 80% and Bridgestone, 20%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells Core Office Income REIT’s results of operations. Wells Core Office Income REIT is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells Core Office Income REIT’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

10.	Income Taxes

Wells Core Office Income REIT’s income tax basis net income for the year ended December 31, 2010 follows:

2010
GAAP basis financial statement net loss	$(1,543,623)
Increase (decrease) in net loss resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	124,842
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(38,514)
Amortization of intangible lease assets incurred for financial reporting purposes in excess of amounts for income tax purposes	114,715
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	668,855

Income tax basis net income, prior to dividends-paid deduction	$(673,725)

As of December 31, 2010, the tax basis carrying value of Wells Core Office Income REIT’s total assets was approximately $35,872,449. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells Core Office Income REIT’s distributions per common share are summarized as follows:

2010
Ordinary income	0%
Capital gains	—
Return of capital	100%

Total	100%

As of December 31, 2010, returns for the calendar years 2007 through 2009 remain subject to examination by U.S. or various state tax jurisdictions. As of December 31, 2010, Wells Core Office Income REIT had no deferred tax liabilities.

11.	Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2010. There were no operations for the year ended December 31, 2009.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$755,389
Net loss attributable to common stockholders	$—	$(104,670)	$(448,491)	$(990,462)
Basic and diluted net loss attributable to common stockholders per share(a)	$—	$(13.08)	$(42.10)	$(2.31)
Distributions payable per share	$—	$—	$—	$0.26

(a)

The quarterly per-unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual loss per-unit amounts have been calculated assuming that loss was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

12.	Subsequent Events

In connection with preparing the consolidated financial statements and notes thereto included herein. Wells Core Office Income REIT has evaluated subsequent events and notes the following items in addition to those disclosed elsewhere in the document:

Sale of Shares of Common Stock

From January 1, 2011 through February 28, 2011, Wells Core Office Income REIT raised approximately $17.7 million through the issuance of approximately 0.7 million shares of common stock under the Initial Offering. As of February 28, 2011, approximately 228.5 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

Property Acquisition

On January 27, 2011, Wells Core Office Income REIT purchased a three-story office building containing approximately 144,000 rentable square feet (“Westway One Building”) for approximately $31.0 million, exclusive of closing costs. The Westway One Building was funded with $18.6 million of proceeds from the Regions Credit Facility, $3.4 million of proceeds from the Bridge Loan, and $9.0 million of equity proceeds raised under the Initial Offering. The Westway One Building is 100% leased to four tenants with a weighted-average remaining lease term of 6.0 years. Wells Core Office Income REIT allocates the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on an estimate of their fair values. The following table summarizes a preliminary estimate of the allocation of the fair values of the assets and liabilities acquired in connection with purchasing the Westway One Building (amounts in dollars):

Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangibles		Total Purchase Price
					Intangible Lease Assets	Intangible Lease Origination
Westway One Building	Houston, TX	1/27/2011	$2,300,000	$24,645,922	$3,107,111	$946,967	$31,000,000

The purchase price for the acquisition includes allocations based upon preliminary estimates of the fair value of the assets and liabilities acquired. These allocations may be adjusted in the future upon finalization of these preliminary estimates. Intangible assets related to the Westway One Building totaled approximately $31.0 million and consisted of the value of in-place leases. The value associated with in-place leases is amortized over the remaining terms of the respective leases. At the purchase date, the aggregate weighted-average amortization period of the intangible assets was 6.0 years. Aggregate amortization expense related to these intangible assets is anticipated to be approximately $514,254 for the year ending December 31, 2011, and approximately $561,004 for each of the years ending December 31, 2012, 2013, 2014, and 2015.

Pro Forma Financial Information for Real Estate Acquisition

The following unaudited pro forma statement of operations presented for the year ended December 31, 2010 has been prepared for Wells Core Office Income REIT to give effect to the acquisition of the Westway One Building as if the acquisition occurred on January 1, 2010. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the Westway One Building acquisition been consummated as of January 1, 2010.

	Year Ended December 31, 2010
Pro Forma	Wells Core Office Income REIT, Historical	Westway One Building	Pro Forma Total
Revenues	$755,389	$4,406,849	$5,162,238

Expenses:
Property operating costs	226,126	1,905,001	2,131,127
Asset and property management fees – related party and other	44,123	232,500	276,623
Depreciation and amortization	341,020	1,493,135	1,834,155
General and administrative	695,311	—	695,311
Acquisition fees and expenses	668,855	—	668,855

	1,975,435	3,630,636	5,606,071

Real estate operating income (loss)	(1,220,046)	776,213	(443,833)

Interest expense	(319,938)	(795,251)	(1,115,189)

Loss before income tax expense	(1,539,984)	(19,038)	(1,559,022)
Net income expense	(3,639)	—	(3,639)

Net income (loss)	$(1,543,623)	$(19,038)	$(1,562,661)

Per-share information – basic and diluted	$(13.48)		$(13.64)

Declaration of Distributions

Wells Core Office Income REIT has declared distributions for stockholders of record from December 16, 2010 through February 28, 2011 in an amount equal to $0.003425 (0.3425 cent) per day, per share, and has declared distributions for stockholders of record from March 1, 2011 through March 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share, and expects to pay these distributions in March 2011. Wells Core Office Income REIT has also declared distributions for stockholders of record from March 16, 2011 through June 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share, and expects to pay this distribution in June 2011.

Wells Core Office Income REIT, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2010

(in thousands)

					Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2010						Life on which Depreciation and Amortization is Computed (a)
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
ROYAL RIDGE V	Irving, TX	100%	$11,100		$1,063	$17,072	$18,135	$—	$1,063	$17,072	$18,135	$267	2005	10/7/2010	0 to 40 years
333 EAST LAKE STREET	Bloomingdale, IL	98%	(b	)	1,416	10,294	11,710	1	1,416	10,295	11,711	$96	2001	11/19/2010	0 to 40 years

Total—100% Wells Core REIT Properties					$2,479	$27,366	$29,845	$1	$2,479	$27,367	$29,846	$363

(a)	Wells Core Office Income REIT assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years, Site Improvements are depreciated over 15 years, and Buildings are depreciated over 40 years.
(b)	This asset have been added to the borrowing base for the Wells Core Office Income REIT credit facility. The borrowing base assets secure the credit facility.

S-1

Wells Core Office Income REIT, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2010

(dollars in thousands)

2010
Real Estate:
Balance at the beginning of the year	$—
Additions to/improvements of real estate	29,846
Write-offs of tenant improvements	—
Write-offs of intangible assets(1)	—
Write-offs of fully depreciated/amortized assets	—

Balance at the end of the year	$29,846

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$—
Depreciation and amortization expense	363
Write-offs of tenant improvements	—
Write-offs of intangible assets(1)	—
Write-offs of fully depreciated/amortized assets	—

Balance at the end of the year	$363

(1) –	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-2