Form 10-Q
period 2011-03-31
WELLS CORE OFFICE INCOME REIT INC
filed 2011-05-12
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 000-54248
__________________________________
WELLS CORE OFFICE INCOME REIT, INC.
(Exact name of registrant as specified in its charter)
  __________________________________

Maryland	26-0500668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy. Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800
N/A
(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s
only class of common stock, as of April 30, 2011: 2,800,439 shares

FORM 10-Q
WELLS CORE OFFICE INCOME REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q of Wells Core Office Income REIT, Inc. and subsidiaries (“Wells Core Office Income REIT,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity and cash flows reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2010. Wells Core Office Income REIT’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$4,778,408	$2,478,408
Buildings and improvements, less accumulated depreciation of $720,918 and $252,225 as of March 31, 2011 and December 31, 2010, respectively	47,548,096	23,370,867
Intangible lease assets, less accumulated amortization of $235,808 and $61,074 as of March 31, 2011 and December 31, 2010, respectively	5,076,681	2,144,497
Total real estate assets	57,403,185	27,993,772
Cash and cash equivalents	6,787,024	4,433,008
Tenant receivables	239,399	58,276
Prepaid expenses and other assets	235,412	369,147
Deferred financing costs, less accumulated amortization of $250,457 and $99,801 as of March 31, 2011 and December 31, 2010, respectively	1,061,888	1,077,798
Intangible lease origination costs, less accumulated amortization of $133,789 and $49,721 as of March 31, 2011 and December 31, 2010, respectively	2,351,652	1,488,560
Total assets	$68,078,560	$35,420,561

Liabilities:
Lines of credit and note payable	$19,900,000	$17,275,000
Accounts payable and accrued expenses	1,131,449	808,283
Due to affiliates	972,382	602,918
Distributions payable	132,513	40,543
Deferred income	371,487	150,359
Total liabilities	22,507,831	18,877,103

Commitments and Contingencies (Note 5)	—	—

Redeemable Common Stock	170,448	42,703

Stockholders’ Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 2,225,330 and 821,995 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	22,253	8,220
Additional paid-in capital	49,253,875	18,205,771
Cumulative distributions in excess of earnings	(3,705,399)	(1,670,533)
Redeemable common stock	(170,448)	(42,703)
Total stockholders’ equity	45,400,281	16,500,755
Total liabilities, redeemable common stock and stockholders’ equity	$68,078,560	$35,420,561
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$1,328,685	$—
Tenant reimbursements	496,650	—
	1,825,335	—
Expenses:
Property operating costs	620,505	—
Asset and property management fees:
Related-party	117,247	—
Other	23,258	—
Depreciation	468,693	—
Amortization	185,523	—
General and administrative	495,728	—
Acquisition fees and expenses	987,936	—
	2,898,890	—
Real estate operating loss	(1,073,555)	—
Other income (expense):
Interest expense	(479,989)	—
Interest and other income	81	—
	(479,908)	—
Loss before income tax expense	(1,553,463)	—
Income tax expense	(11,428)	—
Net loss	$(1,564,891)	$—

Per-share information – basic and diluted	$(1.14)	$—
Weighted-average common shares outstanding – basic and diluted	1,378,494	8,000
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$16,500,755

Issuance of common stock	1,403,335	14,033	35,060,176	—	—	35,074,209
Increase in redeemable common stock	—	—	—	—	(127,745)	(127,745)
Distributions to common stockholders ($0.33 per share)	—	—	—	(469,975)	—	(469,975)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(3,315,502)	—	—	(3,315,502)
Other offering costs	—	—	(696,570)	—	—	(696,570)
Net loss	—	—	—	(1,564,891)	—	(1,564,891)
Balance, March 31, 2011	2,225,330	$22,253	$49,253,875	$(3,705,399)	$(170,448)	$45,400,281

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholder's Equity
	Shares	Amount
Balance, December 31, 2009	8,000	$80	$199,920	$—	$—	$200,000

Issuance of common stock	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Balance, March 31, 2010	8,000	$80	$199,920	$—	$—	$200,000
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,564,891)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Straight-line rental income	(102,882)	—
Depreciation	468,693	—
Amortization	258,801	—
Noncash interest expense	150,657	—
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(78,241)	—
Decrease in prepaid expenses and other assets	133,735	—
Increase in accounts payable and accrued expenses	269,704	—
Increase in due to affiliates	329,212	—
Increase in deferred income	221,128	—
Net cash provided by operating activities	85,916	—

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(30,964,191)	—
Net cash used in investing activities	(30,964,191)	—

Cash Flows from Financing Activities:
Deferred financing costs paid	(117,093)	—
Proceeds from lines of credit and note payable	18,600,000	—
Repayments of lines of credit and note payable	(15,975,000)	—
Issuance of common stock	35,002,760	—
Distributions paid to stockholders	(203,892)	—
Distributions paid to stockholders and reinvested in shares of our common stock	(174,113)	—
Commissions on stock sales and related dealer-manager fees paid	(3,223,187)	—
Other offering costs paid	(677,184)	—
Net cash provided by financing activities	33,232,291	—
Net change in cash and cash equivalents	2,354,016	—
Cash and cash equivalents, beginning of period	4,433,008	200,000
Cash and cash equivalents, end of period	$6,787,024	$200,000
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

1.     Organization

Wells Core Office Income REIT, Inc. (“Wells Core Office Income REIT”) was formed on July 3, 2007 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). Prior to May 14, 2010, Wells Core Office Income REIT was known as Wells Real Estate Investment Trust III, Inc. Substantially all of Wells Core Office Income REIT's business is conducted through Wells Core Office Income Operating Partnership, L.P. (“Wells Core OP”), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income REIT is the sole general partner of Wells Core OP. Wells Core Office Income Holdings, LLC (“Wells Core Holdings”), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP. Wells Core Office Income REIT owns 100% of the interests of Wells Core Holdings and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP and Wells Core Holdings, unless stated otherwise.

On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the “Initial Offering”) pursuant to a Registration Statement filed on Form S-11 under the Securities Act, with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan (“DRP”). Under the Initial Offering, the primary shares are offered at a price of $25 per share, with discounts available to certain categories of purchases, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million, at which point active operations commenced. To issue shares under the Initial Offering to Pennsylvania investors, Wells Core Office Income REIT must raise gross offering proceeds of $166.7 million from all jurisdictions.

As of March 31, 2011, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $55.3 million from the sale of approximately 2.2 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $5.1 million, acquisition fees of $1.1 million and other offering expenses of approximately $1.1 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $48.0 million. As of March 31, 2011, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 227.8 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

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

Wells Core Office Income REIT intends to acquire and operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. Wells Core Office Income REIT intends to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of March 31, 2011, Wells Core Office Income REIT owned three office properties, consisting of approximately 335,000 square feet. As of March 31, 2011, these office properties were approximately 99% leased.

Wells Core Office Income REIT's stock is not listed on a national securities exchange. However, Wells Core Office Income REIT's charter requires that in the event Wells Core Office Income REIT's stock is not listed on a national securities exchange by July 31, 2020, Wells Core Office Income REIT must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells Core Office Income REIT seeks stockholder approval to extend or amend this listing date and does not obtain it, Wells Core Office Income REIT will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells Core Office Income REIT seeks and does not obtain approval to liquidate, Wells Core Office Income REIT will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.     Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells Core Office Income REIT have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results.

Wells Core Office Income REIT owns a controlling financial interest in Wells Core OP and Wells Core Holdings and, accordingly, includes the accounts of these entities in its consolidated financial statements. The financial statements of Wells Core OP and Wells Core Holdings are prepared using accounting policies consistent with those used by Wells Core Office Income REIT. All intercompany balances and transactions have been eliminated in consolidation.

For further information, refer to the financial statements and footnotes included in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2010.

Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor

As of March 31, 2011 and December 31, 2010, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$2,443,119	$2,869,370	$2,485,441
Accumulated Amortization	(95,279)	(140,529)	(133,789)
Net	$2,347,840	$2,728,841	$2,351,652

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$1,067,012	$1,138,559	$1,538,281
Accumulated Amortization	(22,000)	(39,074)	(49,721)
Net	$1,045,012	$1,099,485	$1,488,560

For the three months ended March 31, 2011 and the year ended December 31, 2010, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2011	$73,279	$101,454	$84,068
For the year ended December 31, 2010	$22,000	$39,074	$49,721

The remaining net intangible assets and liabilities as of March 31, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended December 31, 2011	$266,749	$370,738	$284,812
For the year ending December 31:
2012	355,665	494,317	379,748
2013	345,980	464,644	374,430
2014	341,380	450,683	371,928
2015	306,053	316,628	272,551
2016	299,660	256,686	237,895
Thereafter	432,353	375,145	430,288
	$2,347,840	$2,728,841	$2,351,652

Redeemable Common Stock

Under Wells Core Office Income REIT's share redemption program (“SRP”), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following the death or qualifying disability of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of March 31, 2011, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period. Upon being tendered for redemption by the holder, Wells Core Office Income REIT will reclassify redeemable common shares from temporary equity to a liability at settlement value. To date, Wells Core Office Income REIT has not redeemed any shares under the SRP.

Income Taxes

Wells Core Office Income REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code") and has operated as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, Wells Core Office Income REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells Core Office Income REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Core Office Income REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Core Office Income REIT relief under certain statutory provisions.

Fair Value Measurements

Wells Core Office Income REIT estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

Level 1 - Assets or liabilities for which the identical term is traded on an active exchange, such as publicly traded instruments or futures contracts.

Level 2 - Assets and liabilities valued based on observable market data for similar instruments.

Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Wells Core Office Income REIT applies the provisions of the accounting standard for fair value measurements and disclosures to the allocation of the purchase price of acquired properties to assets and liabilities based on Level 3 assumptions.

Recent Accounting Pronouncement
In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures

(“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells Core Office Income REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells Core Office Income REIT on January 1, 2011. The adoption of ASC 820 has not had, and is not expected to have, a material impact on Wells Core Office Income REIT's consolidated financial statements or disclosures.

3.     Real Estate Acquisition

During the three months ended March 31, 2011, Wells Core Office Income REIT acquired the following property:

					Intangibles
Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination	Total Purchase Price(1)	Lease Details
Westway One Building	Houston, TX	1/27/2011	2,300,000	24,645,922	3,106,918	947,160	31,000,000	(2)
			$2,300,000	$24,645,922	$3,106,918	$947,160	$31,000,000

(1)
Purchase price is presented exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on preliminary estimates of their fair values.

(2)	This three-story office building contains approximately 144,000 rentable square feet and is 100% leased to four tenants with a weighted-average remaining lease term of 6.0 years.

For the period from January 27, 2011 (date of acquisition) through March 31, 2011, Wells Core Office Income REIT recognized revenues and a net loss related to the Westway One Building of approximately $0.8 million and $0.03 million, respectively. Wells Core Office Income REIT recognized acquisition-related expenses associated with the acquisition of the Westway One Building of approximately $0.2 million, all of which were recorded as acquisition fees and expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2011.

Pro Forma Financial Information for Real Estate Acquisition

The following unaudited pro forma statements of operations presented for the three months ended March 31, 2011 and 2010 have been presented for Wells Core Office Income REIT to give the effect to the acquisition of the Westway One Building as if the acquisition occurred on September 29, 2010 (the date Wells Core Office Income REIT commenced active operations). The unaudited pro forma financial information has been prepared for information purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Westway One Building acquisition been consummated as of September 29, 2010.

	For the Three Months Ended March 31:
	2011	2010
Revenues	$1,070,087	$—
Net loss	$(236,545)	$—

4.     Lines of Credit and Note Payable

As of March 31, 2011 and December 31, 2010, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	March 31, 2011	December 31, 2010
Regions Credit Facility	$8,800,000	$6,175,000
Royal Ridge V Loan	11,100,000	11,100,000
Total indebtedness	$19,900,000	$17,275,000

On March 9, 2011, Wells Core Office Income REIT amended its $70.0 million secured revolving credit facility with Regions Bank (“Regions”), as administrative agent for itself and any other lenders that may become parties to the facility in the future (the “Regions Credit Facility”), to reduce the minimum cumulative equity raise requirement from $85.0 million by April 30, 2011 to $70.0 million by June 30, 2011, and to reduce the minimum net worth requirement from $200.0 million by October 31, 2011 to $110.0 million by December 31, 2011, plus 75% of gross equity thereafter.

On March 28, 2011, Regions temporarily waived compliance with the fixed-charge covenant under the terms of the Regions Credit Facility for the period from November 19, 2010 through June 29, 2011 such that there would be no event of default under the loan as a result of fixed charges incurred during the start-up phase of Wells Core Office Income REIT. Pursuant to the waiver, Wells Core Office Income REIT must be in compliance with all of the restrictive covenants as of June 30, 2011. Wells Core Office Income REIT believes that it will be in compliance with all restrictive covenants as of June 30, 2011, or have the ability to refinance, amend, or repay all amounts outstanding under the Regions Credit Facility. Wells Core Office REIT's compliance with the Regions Credit Facility covenants, as amended, for the duration of the term of the Regions Credit Facility, will depend upon Wells Core Office REIT's future operating performance, capital raising success, property and financing transactions, and general economic conditions. As of March 31, 2011, Wells Core Office Income REIT was in compliance and expects to remain in compliance with all other restrictive covenants of its outstanding debt obligations.

Wells Core Office Income REIT made interest payments of approximately $329,000 and $0 during the three months ended March 31, 2011 and 2010, respectively. No interest was capitalized during the three months ended March 31, 2011 and 2010.

The estimated fair value of Wells Core Office Income REIT's total indebtedness as of March 31, 2011 and December 31, 2010 was approximately $19.9 million and $17.3 million, respectively. Wells Core Office Income REIT estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.     Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of March 31, 2011
333 East Lake Street Building	Bridgestone Retail Operations	$617,380

Litigation

From time to time, Wells Core Office Income REIT is party to legal proceedings that arise in the ordinary course of its business. Wells Core Office Income REIT is not currently involved in any legal proceedings for which the outcome is expected to have a material adverse effect on the results of operations or financial condition of Wells Core Office Income REIT. Wells Core Office Income REIT is not aware of any such legal proceedings contemplated by governmental authorities.

6.     Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
Other liabilities assumed upon acquisition of properties	$35,809
Commissions on stock sales and related dealer-manager fees due to affiliate	$92,329
Other offering costs due to affiliate	$37,816
Distributions payable	$132,513
Discounts applied to issuance of common stock	$71,449
Increase in redeemable common stock	$127,745
Deferred financing cost payable	$17,653

There were no noncash investing or financing transactions for the three months ended March 31, 2010.

7.     Related-Party Transactions
Advisory Agreement

Wells Core Office Income REIT is party to an agreement with the Advisor, referred to as the Advisory Agreement, under which the Advisor is required to perform the services and shall be compensated for such services, as outlined below:

•
Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells Core Office Income REIT, not to exceed 2.0% of gross offering proceeds as of the date of reimbursement. Organization and offering expenses may include legal costs, accounting costs, printing costs, personnel expenses, and other bona fide offering-related costs. When reimbursing the Advisor for organization and offering expenses, subject to above-described limitation, Wells Core Office Income REIT first reimburses all costs incurred by third parties to date; once all third-party costs have been reimbursed, Wells Core Office Income REIT will then begin to reimburse the Advisor for personnel expenses incurred to date.

•
Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations. Wells Core Office Income REIT also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions.

•
Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (i) the properties owned other than through joint ventures and (ii) investments in joint ventures plus Wells Core Office Income REIT's allocable share of capital improvements made by the joint venture.

•
Debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn), originated, obtained, or otherwise assumed by or for Wells Core Office Income REIT, including mortgage debt, lines of credit, and other term indebtedness; provided that, notwithstanding the annual nature of the fee, in no event will Wells Core Office Income REIT pay an aggregate amount of more than 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements.

•
Reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries (but excluding bonuses) and other employee-related expenses of the Advisor's employees, who perform a full range of real estate services for Wells Core Office Income REIT, including management, administration, operations, and marketing, and are allocated to Wells Core Office Income REIT, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee or that are reimbursable under a property management agreement or other agreement between Wells Core Office Income REIT and the Advisor or its affiliates.

•
For any property, loan, or other permitted investment sold by Wells Core Office Income REIT, a real estate commission equal to 1.0% of the sales price, with the limitation that the total real estate commissions for any Wells Core Office Income REIT property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. This fee is lower than originally provided as a result of an amendment to the Advisory Agreement on February 17, 2011.

•
Incentive fee of 15% of net sales proceeds remaining after then-current stockholders have received distributions equal to the sum of their invested capital plus an 8% return of invested capital, which fee is payable only if the shares of common stock of Wells Core Office Income REIT are not listed on an exchange.

•
Listing fee of 15% of the amount by which the market value of the then-outstanding common stock plus distributions paid on such stock prior to listing exceeds the sum of 100% of the invested capital of then-current common stockholders plus an 8% return on such invested capital, which fee will be reduced by the amount of any incentive fees paid as described in the preceding bullet.

Under the terms of the Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith. The one-year term of the Advisory Agreement ends June 7, 2011 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other.

Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of our common stock to the public. As of March 31, 2011, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $5.4 million. As of March 31, 2011, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of $1.1 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $4.3 million will be charged to additional paid-in capital and payable to the Advisor as Wells Core Office Income REIT raises additional offering proceeds under the Initial Offering.

Amendment to Bylaws

On February 17, 2011, Wells Core Office Income REIT's board of directors approved an amendment to its bylaws that prohibits Wells Core Office Income REIT from buying real estate assets from (or selling real estate assets to) the Advisor or affiliates of the Advisor.
Dealer-Manager Agreement

Wells Core Office Income REIT is party to a dealer-manager agreement (the “Dealer-Manager Agreement”) with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells Core Office Income REIT. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells Core Office Income REIT, of which substantially all is re-allowed to participating broker-dealers. Wells Core Office Income REIT pays no commissions on shares issued under its DRP.

Additionally, Wells Core Office Income REIT is required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells Core Office Income REIT's stock at the time the shares are sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds may be re-allowed by WIS to participating broker-dealers. Wells Core Office Income REIT pays no dealer-manager fees on shares issued under its DRP.

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

•
construction management fees for projects overseen by Wells Management, such as capital projects, new construction, and tenant improvements, which fees are to be market-based and negotiated for each property managed by Wells Management; and

•	other fees as negotiated with the addition of each specific property covered under the agreement.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
Commissions, net of discounts(1)(2)	$2,375,322
Dealer-manager fees, net of discounts(1)	868,731
Acquisition fees	700,055
Other offering costs(1)	696,570
Administrative reimbursements	174,170
Asset management fees	95,893
Related-party interest expense(3)	5,862
Debt financing fee	40,550
Total	$4,957,153

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	Substantially all commissions were re-allowed to participating broker-dealers during the three months ended March 31, 2011.

(3)
Related-party interest expense is payable to WREF on amounts outstanding under the $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and fully repaid as of March 31, 2011. This bridge loan matured on April 5, 2011.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months ended March 31, 2011. No amounts were incurred by Wells Core Office Income REIT under the agreements for the three months ended March 31, 2010.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
General and administrative costs(1)	$264,088	$264,088
Administrative reimbursements	359,859	184,748
Asset management fees	124,557	28,664
Debt financing fee	55,917	15,367
Other offering costs	37,816	18,430
Acquisition fees	37,816	20,158
Commissions and dealer-manager fees	92,329	71,463
Total	$972,382	$602,918

(1)     Reflects costs paid to third parties on behalf of Wells Core Office Income REIT by the Advisor, or affiliates of the Advisor, during Wells Core Office Income REIT's start-up phase, which are recorded as general and administrative expenses in the accompanying consolidated statement of operations.

Conflicts of Interest

As of March 31, 2011, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

Economic Dependency

Wells Core Office Income REIT has contracted with the Advisor, Wells Management, and WIS to provide certain services that are essential to Wells Core Office Income REIT, including asset management services, the possible supervision of the property management and leasing of some properties owned by Wells Core Office Income REIT, asset acquisition and disposition services, the sale of shares of Wells Core Office Income REIT's common stock, as well as other administrative responsibilities for Wells Core Office Income REIT, including accounting services, stockholder communications, and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells Core Office Income REIT is dependent upon the Advisor, Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of March 31, 2011,

Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

8.     Subsequent Events

Sale of Shares of Common Stock
From April 1, 2011 to April 30, 2011, Wells Core Office Income REIT raised approximately $14.4 million through the issuance of approximately 575,109 shares of its common stock under the Initial Offering. As of April 30, 2011, approximately 227.2 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

Property Acquisition

On May 12, 2011, Wells Core Office Income REIT purchased two three-story office buildings located in Frisco, Texas containing approximately 284,200 rentable square feet (“Duke Bridges I & II Buildings”) for approximately $49.0 million, exclusive of closing costs. The Duke Bridges I & II Buildings were funded with $35.5 million of proceeds from the Regions Credit Facility and $13.5 million of equity proceeds raised under the Initial Offering. The Duke Bridges I & II Buildings are 100% leased to two tenants and anchored by T-Mobile West Corporation (“T-Mobile West”). The current weighted-average remaining lease term of the Duke Bridges I & II Buildings is approximately six years. Effective April 2014, T-Mobile West has a one-time right to terminate its lease at Duke Bridges I with 12 months notice and the payment of a $5.9 million termination fee. Effective February 2014, T-Mobile West also has a one-time right to terminate its lease at Duke Bridges II with 12 months notice and the payment of a $5.8 million termination fee. With respect to this acquisition, while it is impractical for Wells Core Office Income REIT to provide the fair value-based purchase price allocation details or pro forma financial information at this time, such information will be provided in the Form 10-Q for the period ending June 30, 2011.

Property Under Contract

On May 4, 2011, Wells Core Office Income REIT entered into a purchase and sale agreement to purchase a four-story office building containing approximately 96,400 square feet (the "Miramar Centre II Building") for approximately $21.5 million, exclusive of closing costs. The acquisition is expected to be funded with proceeds raised from the Public Offering and proceeds from the Regions Credit Facility. The Miramar Centre II Building was built in 2001 and is located on approximately 6.13 acres of land in Miramar, Florida. The Miramar Centre II Building is currently 100% leased to Humana Medical Plan, Inc. The closing of the transaction is expected to occur in June 2011; however, the consummation of the purchase of the Miramar Centre II Building is subject to certain conditions. Other assets may be identified in the future that Wells Core Office Income REIT may acquire before or instead of the investment described above. Wells Core Office Income REIT cannot make any assurances that the closing of this investment will occur.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We were formed to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. As of March 31, 2011, we owned three real estate properties, consisting of approximately 335,000 square feet. These office properties were approximately 99% leased as of March 31, 2011. We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly-owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.

We began receiving investor proceeds from the sale of our common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million, and thus commenced active operations. We began acquiring real estate assets in October 2010. We continued receiving investor proceeds under our Initial Offering through March 31, 2011. Thus, the results of our operations for the three months ended March 31, 2011 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of real estate assets, interest expense associated with debt financing on the acquisition of real estate assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of March 31, 2011, we have raised gross offering proceeds of approximately $55.3 million through the issuance of our common stock in our Initial Offering and used those proceeds, net of fees, to invest in real estate and repay borrowings. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets.

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to further diversify our portfolio of real estate assets and to repay our outstanding borrowings. To the extent that significant funds are not raised, we may not be able to repay the loans or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2011, we raised proceeds under our Initial Offering, net of commissions, fees and expenses, of approximately $31.1 million, substantially all of which was used to fund principal payments on outstanding debt and partially fund the acquisition of the Westway One Building. We acquired the Westway One Building (a three-story office building located in Houston, Texas) for $31.0 million in January 2011 using a combination of equity proceeds ($9.0 million), short-term borrowings ($3.4 million), and longer-term borrowings ($18.6 million).

We anticipate that our primary sources of future capital will be derived from the sale of our common stock under the Initial Offering and from net rental revenues generated from the properties we have acquired and anticipate acquiring in future periods. Stockholder distributions will be largely dependent upon, among other things, our expectations of future operating cash flow generated from our properties and our determination of near-term cash needs for capital expenditures at our properties and debt repayments.

Short-term Liquidity and Capital Resources

Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $33.2 million. During the three months ended March 31, 2011, we generated net proceeds from the sale of common stock under the Initial Offering, net of commissions and fees, of $31.1 million, the majority of which was used to pay down debt, fund acquisition fees and partially fund the acquisition of the Westway One Building. During the three months ended March 31, 2011, we received gross debt proceeds of $18.6 million from the Regions Credit Facility, which was used to partially fund the acquisition of the Westway One Building. We repaid approximately $16.0 million on the Regions Credit Facility and bridge loan with WREF during the three months ended March 31, 2011. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering in the future and to use those proceeds, along with additional borrowings, to make additional real estate investments and to satisfy our near-term debt requirements.

During the three months ended March 31, 2011, we generated net cash from operating activities of $0.1 million, which consisted primarily of rental payments and property reimbursements in excess of expenditures for property operating costs and general and administrative costs, such as legal, accounting and other professional fees. We used net cash flows from operating activities, adjusted to exclude the impact of acquisition-related costs of approximately $0.7 million, to fund distributions to stockholders of approximately $0.4 million during this period. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).

During the three months ended March 31, 2011, net cash used in investing activities was approximately $31.0 million, which primarily related to the acquisition of the Westway One Building in January 2011. We expect to utilize the residual cash balance of approximately $6.8 million as of March 31, 2011 to satisfy current liabilities.

On February 17, 2011, our board of directors declared distributions for stockholders of record from March 16, 2011 through June 15, 2011, in an amount equal to $0.004110 (0.4110 cent) per day, per share.  We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution as our initial real estate operations stabilize over the short term.

As of March 31, 2011, the Regions Credit Facility contained, among others, the following restrictive covenants:

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

•
Beginning with the fiscal quarter ending December 31, 2011, and at any time thereafter, our tangible net worth may not be less than the sum of (1) $110 million and (2) 75% of the gross cash proceeds of all of our equity issuances consummated after December 31, 2011.

•	On or before June 30, 2011, we must raise at least $70 million in gross cash proceeds from equity issuances.

On March 28, 2011, Regions temporarily waived compliance with the fixed-charge restrictive covenant under the terms of the Regions Credit Facility for the period from November 19, 2010 through June 29, 2011 such that there would be no event of default under the loan as a result of fixed charges incurred during our start-up phase. Pursuant to the waiver, we must be in compliance with all of the restrictive covenants as of June 30, 2011. We believe that we will be in compliance with all restrictive covenants as of June 30, 2011 or have the ability to refinance, amend, or repay all amounts outstanding under the Regions Credit Facility. As of March 31, 2011, we were in compliance and expect to remain in compliance with all other restrictive covenants of the Regions Credit Facility.

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

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-gross-real-estate-asset ratio. Over the long-term, we intend to maintain debt levels significantly less than this 50% debt-to-gross-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. As of March 31, 2011, our debt-to-gross-real-estate-asset ratio was approximately 33%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. Our board of directors and our conflicts committee determined that borrowing in excess of 100% of our net assets, as defined in our charter, was justified in connection with the acquisition of the Westway One Building because:

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

As a result of this transaction and the possibility that our board of directors may determine that it is in our best interest to pursue similarly leveraged acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our conflicts committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

As of March 31, 2011, our contractual obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations	$19,900,000	$—	$19,900,000	$—	$—
Estimated interest on debt obligations	1,327,500	613,500	714,000
Tenant allowance	617,380	617,380	—	—	—
Total	$21,844,880	$1,230,880	$20,614,000	$—	$—

Results of Operations

Overview

Our Initial Offering was declared effective on June 10, 2010. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on September 29, 2010, we commenced active operations and acquired our first real estate property in October 2010. Accordingly, the results of operations presented for the three months ended March 31, 2011 and March 31, 2010, are not directly comparable.

Our results of operations are not indicative of those expected in future periods, as we expect that rental revenue, tenant reimbursements, property operating costs, asset and property management fees, depreciation, amortization, general and administrative expenses, and acquisition fees and expenses will increase in future periods as a result of anticipated future acquisitions of real estate assets.

We sustained a net loss for the three months ended March 31, 2011 of approximately $1.6 million as a result of incurring a real estate operating loss of approximately $1.1 million and interest expense of approximately $0.5 million in connection with borrowings used to finance the purchase of real estate properties. We incurred a real estate operating loss for the three months ended March 31, 2011 primarily due to incurring acquisition fees and expenses of approximately $1.0 million, which were funded with proceeds raised from the sale of our common stock in the Initial Offering. We opted to leverage our real estate acquisitions with substantial short-term and medium-term borrowings as a result of sourcing the acquisitions in advance of raising investor proceeds under our Initial Offering. Our loss per share available to common stockholders for the three months ended March 31, 2011 was $1.14. As we continue to raise equity under our Initial Offering and use investor proceeds to acquire additional real estate properties and repay current and future borrowings and continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position.

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

When projecting the amount of cash to be available to fund distributions to stockholders in the future, we consider net cash projected to be provided by operating activities (as measured in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As required by GAAP, we expense all acquisition-related costs as incurred. Acquisition-related costs include acquisition fees payable to the Advisor (see Note 7 to our accompanying consolidated financial statements); customary third-party costs, such as legal fees and expenses; costs of appraisals, accounting fees and expenses, title insurance premiums, and other closing costs. As provided in the prospectuses for the Initial Offering, acquisition-related costs are funded with cash generated from the sale of common stock in the Initial Offering and, therefore, are not funded with cash generated from operations.

During the three months ended March 31, 2011, we used net cash provided by operating activities, adjusted to exclude the impact of approximately $0.7 million for acquisition-related costs funded with cash generated from the sale of common stock under the Initial Offering, of $0.8 million to fund distributions paid to common stockholders (inclusive of $0.2 million reinvested in our common stock pursuant to our DRP) of $0.4 million.

Our board of directors declared distributions for stockholders of record from December 16, 2010 through February 28, 2011 in an amount equal to $0.003425 (0.3425 cent) per day, per share (a 5.0% annualized yield on a $25.00 original share price), and declared distributions for stockholders of record from March 1, 2011 through March 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in March 2011. During the first quarter of 2011, we funded our stockholder distributions with current period operating cash flows, adjusted for certain acquisition related costs described above.

Our board of directors also has declared distributions for stockholders of record from March 16, 2011 through June 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in June 2011.

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

Election as a REIT
We have elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

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

Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of our real estate assets and related intangible assets and net income (loss).

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

Intangible Assets and Liabilities Arising from In-Place Leases Where We Are the Lessor

As further described below, in-place leases where we are the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•
Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, are estimated based on management's consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

•
The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

As of March 31, 2011 and December 31, 2010, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$2,443,119	$2,869,370	$2,485,441
Accumulated Amortization	(95,279)	(140,529)	(133,789)
Net	$2,347,840	$2,728,841	$2,351,652

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$1,067,012	$1,138,559	$1,538,281
Accumulated Amortization	(22,000)	(39,074)	(49,721)
Net	$1,045,012	$1,099,485	$1,488,560

For the three months ended March 31, 2011 and the year ended December 31, 2010, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2011	$73,279	$101,454	$84,068
For the year ended December 31, 2010	$22,000	$39,074	$49,721

The remaining net intangible assets and liabilities as of March 31, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended December 31, 2011	$266,749	$370,738	$284,812
For the year ending December 31:
2012	355,665	494,317	379,748
2013	345,980	464,644	374,430
2014	341,380	450,683	371,928
2015	306,053	316,628	272,551
2016	299,660	256,686	237,895
Thereafter	432,353	375,145	430,288
	$2,347,840	$2,728,841	$2,351,652

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

Related–Party Transactions and Agreements

We have entered into agreements with the Advisor, WIS, and Wells Management whereby we pay certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees and reimbursements.

Assertion of Legal Action Against Related-Parties

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 5, and Note 7 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Advisory Agreement;

•	Commitments under existing lease agreements;

•	Dealer-Manager Agreement; and

•	Master Property Management, Leasing, and Construction Agreement.

Subsequent Events

Sale of Shares of Common Stock

From April 1, 2011 to April 30,2011, we raised approximately $14.4 million through the issuance of approximately 575,109 shares of our common stock under the Initial Offering. As of April 30, 2011, approximately 227.2 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

Property Acquisition

On May 12, 2011, we purchased two three-story office buildings located in Frisco, Texas containing approximately 284,200 rentable square feet (“Duke Bridges I & II Buildings”) for approximately $49.0 million, exclusive of closing costs. The Duke Bridges I & II Buildings were funded with $35.5 million of proceeds from the Regions Credit Facility and $13.5 million of equity proceeds raised under the Initial Offering. The Duke Bridges I & II Buildings are 100% leased to two tenants and anchored by T-Mobile West Corporation (“T-Mobile West”). The current weighted-average remaining lease term of the Duke Bridges I & II Buildings is approximately six years. Effective April 2014, T-Mobile West has a one-time right to terminate its lease at Duke Bridges I with 12 months notice and the payment of a $5.9 million termination fee. Effective February 2014, T-Mobile West also has a one-time right to terminate its lease at Duke Bridges II with 12 months notice and the payment of a $5.8 million termination fee.

Property Under Contract

On May 4, 2011, we entered into a purchase and sale agreement to purchase a four-story office building containing approximately 96,400 square feet (the "Miramar Centre II Building") for approximately $21.5 million, exclusive of closing costs. The acquisition is expected to be funded with proceeds raised from the Public Offering and proceeds from the Regions Credit Facility. The Miramar Centre II Building was built in 2001 and is located on approximately 6.13 acres of land in Miramar, Florida. The Miramar Centre II Building is currently 100% leased to Humana Medical Plan, Inc. The closing of the transaction is expected to occur in June 2011; however, the consummation of the purchase of the Miramar Centre II Building is subject to certain conditions. Other assets may be identified in the future that we may acquire before or instead of the investment described above. We cannot make any assurances that the closing of this investment will occur.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

To the extent we have some form of debt outstanding, we will have exposure to interest rate risk. We expect that we will incur indebtedness in the future under both variable- and fixed-rate facilities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow by maintaining low to moderate levels of overall borrowings and securing variable-rate facilities with the lowest margins available. We may also enter into interest rate swaps, caps, or other arrangements in order to mitigate interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes; however, certain derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of March 31, 2011, we had $19.9 million outstanding on the Regions Credit Facility, which bears interest at an adjustable rate based on (1) LIBOR plus a margin that may vary from 3.0% to 4.0% based on our then-current leverage ratio or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.5%, or (c) the 30-day LIBOR (adjusted daily) plus 1.0%, plus the applicable base rate margin that may vary from 2.0% to 3.0% based on our then-current leverage ratio. As of March 31, 2011, the weighted-average interest rate of the Regions Credit Facility was 4.11%. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.2 million per year. The amount outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Initial Offering and the rate at which we are able to employ such proceeds in the acquisition of real estate properties and toward the repayment of the Regions Credit Facility.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2011, were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2011, we had raised gross offering proceeds under the Initial Offering of approximately $55.3 million from the sale of approximately 2.2 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $5.1 million, acquisition fees of approximately $1.1 million , and other offering expenses of approximately $1.1 million, we had raised aggregate net offering proceeds of approximately $48.0 million. We have invested the majority of the net offering proceeds raised through March 31, 2011 in commercial real estate acquisitions. Going forward, we intend to continue to invest net offering proceeds in commercial real estate properties.

(c)
During the quarter ended March 31, 2011, we did not repurchase any of our securities. No shares eligible to be redeemed under the SRP were submitted for redemption during the quarter ended March 31, 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

(a)	During the first quarter of 2011, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.     EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

May 12, 2011	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2011 FORM 10-Q OF
WELLS CORE OFFICE INCOME REIT, INC.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 20, 2010 and filed with the Commission on July 26, 2010.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the Company's prospectus filed with the Commission on June 11, 2010.)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company's prospectus filed with the Commission on June 11, 2010.)

4.4
Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.5
Escrow Agreement between the Company, Wells Investment Securities, Inc. and UMB Bank N.A. dated June 22, 2010, incorporated by reference to Exhibit 4.5 to the Company's Form 10-Q filed with the Commission on August 11, 2010

10.1
Purchase Agreement by and between Behringer Harvard Equity Drive LP and Wells Core REIT - Westway One Houston, LLC dated January 25, 2011 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2011)

10.2
Amendment to the Amended and Restated Advisory Agreement between the Company and Wells Real Estate Advisory Services III, LLC dated February 17, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-163411) filed April 7, 2011)

10.3
First Amendment to Credit Agreement by and among Wells Core Office Income Operating Partnership, L.P., Regions Bank and U.S. Bank, National Association dated March 9, 2011 (incorporated by reference to Exhibit 10.17 to the Company's Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-163411) filed April 7, 2011)

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
___________
*    Filed herewith.