Form 10-Q
period 2011-06-30
WELLS CORE OFFICE INCOME REIT INC
filed 2011-08-15
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s
only class of common stock, as of July 31, 2011: 4,883,301 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2010. Wells Core Office Income REIT’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$21,059,501	$2,478,408
Buildings and improvements, less accumulated depreciation of $1,526,020 and $252,225 as of June 30, 2011 and December 31, 2010, respectively	122,685,054	23,370,867
Intangible lease assets, less accumulated amortization of $671,695 and $61,074 as of June 30, 2011 and December 31, 2010, respectively	19,977,066	2,144,497
Total real estate assets	163,721,621	27,993,772
Cash and cash equivalents	2,300,115	4,433,008
Tenant receivables	488,381	58,276
Prepaid expenses and other assets	259,247	369,147
Deferred financing costs, less accumulated amortization of $420,716 and $99,801 as of June 30, 2011 and December 31, 2010, respectively	4,084,650	1,077,798
Intangible lease origination costs, less accumulated amortization of $287,115 and $49,721 as of June 30, 2011 and December 31, 2010, respectively	6,060,537	1,488,560
Deferred lease costs, less accumulated amortization of $28,031 and $0 as of June 30, 2011 and December 31, 2010, respectively	878,531	—
Total assets	$177,793,082	$35,420,561

Liabilities:
Lines of credit and note payable	$86,300,000	$17,275,000
Accounts payable and accrued expenses	3,363,324	808,283
Due to affiliates	766,718	602,918
Distributions payable	245,925	40,543
Deferred income	743,774	150,359
Total liabilities	91,419,741	18,877,103

Commitments and Contingencies (Note 5)

Redeemable Common Stock	674,291	42,703

Stockholders’ Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 4,214,095 and 821,995 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	42,141	8,220
Additional paid-in capital	93,269,104	18,205,771
Cumulative distributions in excess of earnings	(6,937,904)	(1,670,533)
Redeemable common stock	(674,291)	(42,703)
Total stockholders’ equity	85,699,050	16,500,755
Total liabilities, redeemable common stock and stockholders’ equity	$177,793,082	$35,420,561
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$2,421,366	$—	$3,750,051	$—
Tenant reimbursements	991,189	—	1,487,839	—
	3,412,555	—	5,237,890	—
Expenses:
Property operating costs	1,322,092	—	1,942,597	—
Asset and property management fees:
Related-party	190,307	—	307,554	—
Other	31,238	—	54,496	—
Depreciation	805,102	—	1,273,795	—
Amortization	407,439	—	592,962	—
General and administrative	581,675	104,670	1,077,403	104,670
Acquisition fees and expenses	1,526,728	—	2,514,664	—
	4,864,581	104,670	7,763,471	104,670
Real estate operating loss	(1,452,026)	(104,670)	(2,525,581)	(104,670)
Other income (expense):
Interest expense	(581,108)	—	(1,061,097)	—
Interest and other income	2,639	—	2,720	—
	(578,469)	—	(1,058,377)	—
Loss before income tax expense	(2,030,495)	(104,670)	(3,583,958)	(104,670)
Income tax expense	(17,811)	—	(29,239)	—
Net loss	$(2,048,306)	$(104,670)	$(3,613,197)	$(104,670)

Per-share information – basic and diluted	$(0.65)	$(13.08)	$(1.60)	$(13.08)
Weighted-average common shares outstanding – basic and diluted	3,141,028	8,000	2,264,630	8,000
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$16,500,755
Issuance of common stock	3,392,912	33,929	84,753,864	—	—	84,787,793
Redemption of common stock	(812)	(8)	(20,291)	—	—	(20,299)
Increase in redeemable common stock	—	—	—	—	(631,588)	(631,588)
Distributions to common stockholders ($0.70 per share)	—	—	—	(1,654,174)	—	(1,654,174)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(7,991,650)	—	—	(7,991,650)
Other offering costs	—	—	(1,678,590)	—	—	(1,678,590)
Net loss	—	—	—	(3,613,197)	—	(3,613,197)
Balance, June 30, 2011	4,214,095	$42,141	$93,269,104	$(6,937,904)	$(674,291)	$85,699,050

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholder's Equity
	Shares	Amount
Balance, December 31, 2009	8,000	$80	$199,920	$—	$—	$200,000
Net loss	—	—	—	(104,670)	—	(104,670)
Balance, June 30, 2010	8,000	$80	$199,920	$(104,670)	$—	$95,330
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,613,197)	$(104,670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Straight-line rental income	(246,023)	—
Depreciation	1,273,795	—
Amortization	876,046	—
Noncash interest expense	320,915	—
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(184,082)	—
Decrease (increase) in prepaid expenses and other assets	109,900	(28,299)
Increase in accounts payable and accrued expenses	810,995	14,999
Increase in due to affiliates	448,540	—
Increase in deferred income	593,415	—
Net cash provided by (used in) operating activities	390,304	(117,970)

Cash Flows from Investing Activities:
Investment in real estate	(141,676,413)	—
Net cash used in investing activities	(141,676,413)	—

Cash Flows from Financing Activities:
Due to affiliates	(293,543)	74,778
Deferred financing costs paid	(3,255,805)	—
Proceeds from lines of credit and notes payable	118,500,000	—
Repayments of lines of credit and notes payable	(49,475,000)	—
Issuance of common stock	84,594,663	—
Distributions paid to stockholders	(783,646)	—
Distributions paid to stockholders and reinvested in shares of our common stock	(665,144)	—
Commissions on stock sales and related dealer-manager fees paid	(7,792,579)	—
Other offering costs paid	(1,675,730)	—
Net cash provided by financing activities	139,153,216	74,778
Net change in cash and cash equivalents	(2,132,893)	(43,192)
Cash and cash equivalents, beginning of period	4,433,008	200,000
Cash and cash equivalents, end of period	$2,300,115	$156,808
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (unaudited)

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

As of June 30, 2011, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $104.9 million from the sale of approximately 4.2 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $9.7 million, acquisition fees of $2.1 million and other offering expenses of approximately $2.1 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $91.0 million. As of June 30, 2011, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 195.8 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

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

Wells Core Office Income REIT intends to acquire and operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. Wells Core Office Income REIT intends to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of June 30, 2011, Wells Core Office Income REIT owned six office properties, consisting of approximately 898,000 square feet. As of June 30, 2011, these office properties were approximately 99% leased.

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

Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor

As of June 30, 2011 and December 31, 2010, Wells Core Office Income REIT had the following gross intangible in-place lease assets:

	As of June 30, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$8,414,667	$12,234,094	$6,347,652
Accumulated Amortization	(277,053)	(394,642)	(287,115)
Net	$8,137,614	$11,839,452	$6,060,537

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$1,067,012	$1,138,559	$1,538,281
Accumulated Amortization	(22,000)	(39,074)	(49,721)
Net	$1,045,012	$1,099,485	$1,488,560

For the three months and six months ended June 30, 2011, Wells Core Office Income REIT recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30, 2011	$181,774	$254,113	$153,326
For the six months ended June 30, 2011	$255,053	$355,568	$237,394

The remaining net intangible assets as of June 30, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended December 31, 2011	$687,624	$1,033,147	$513,380
For the year ending December 31:
2012	1,375,465	2,057,535	1,024,754
2013	1,365,749	2,027,860	1,019,435
2014	1,361,179	2,013,812	1,016,933
2015	1,325,852	1,873,218	917,556
2016	1,319,459	1,813,276	882,903
Thereafter	702,286	1,020,604	685,576
Total	$8,137,614	$11,839,452	$6,060,537

Redeemable Common Stock

Under Wells Core Office Income REIT's share redemption program (“SRP”), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following the death or qualifying disability of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of June 30, 2011, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period. Upon being tendered for redemption by the holder, Wells Core Office Income REIT will reclassify redeemable common shares from temporary equity to a liability at settlement value. As of June 30, 2011, approximately $20,300, or 812 shares, of Wells Core Office Income REIT's common stock was tendered for redemption and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. No shares eligible to be redeemed under the SRP were submitted for redemption during the year ended December 31, 2010.

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

Wells Core Office Income REIT applies the provisions of the accounting standard for fair value measurements and disclosures to the allocation of the purchase price of acquired properties to assets and liabilities based on Level 3 assumptions. In addition, Wells Core Office Income REIT applies the provisions of the accounting standard for fair value measurements and disclosures to the estimations of fair value of all debt instruments based on Level 2 assumptions.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells Core Office Income REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells Core Office Income REIT on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells Core Office Income REIT on December 15, 2011. Wells Core Office Income REIT expects that the adoption of ASU 2011-04 will not have a material impact on its financial statements or disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 is effective for Wells Core Office Income REIT on December 15, 2012. Wells Core Office Income REIT expects that the adoption of ASU 2011-05 will not have a material impact on its financial statements or disclosures.

3.     Real Estate Acquisitions

During the six months ended June 30, 2011, Wells Core Office Income REIT acquired the following properties:

					Intangibles
Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination	Total Purchase Price(1)	Lease Details
Westway One Building	Houston, TX	1/27/2011	$2,300,000	$24,645,922	$3,106,918	$947,160	$31,000,000	(2)
Duke Bridges I & II Buildings	Frisco, TX	5/12/2011	7,143,737	31,895,277	7,962,752	1,998,234	49,000,000	(3)
Miramar Centre II Building	Miramar, FL	5/27/2011	3,204,401	14,719,570	2,230,262	767,403	20,921,636	(4)
7601 Technology Way Building	Denver, CO	6/27/2011	5,932,955	29,327,213	5,143,258	1,096,574	41,500,000	(5)
Total			$18,581,093	$100,587,982	$18,443,190	$4,809,371	$142,421,636

(1)
Purchase price is presented exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on preliminary estimates of their fair values.

(2)	A three-story office building containing approximately 144,000 rentable square feet and is 100% leased to four tenants with a weighted-average remaining lease term of five years.

(3)	Two three-story office buildings containing approximately 284,000 rentable square feet and is 100% leased to two tenants with a weighted-average remaining lease term of six years.

(4)	A four-story office building containing approximately 96,000 rentable square feet and is 100% leased to Humana Medial Plan, Inc. with a lease expiration in December 2017.

(5)	A six-story office building containing approximately 183,000 rentable square feet and is 100% leased to Jackson National Life Insurance Company with a lease expiration in March 2017.

For the periods from the respective date of acquisition through June 30, 2011, Wells Core Office Income REIT recognized the following amounts related to its properties acquired in 2011:

Property Name	Acquisition Date	Revenues	Net Income (Loss)	Acquisition-related Expenses(1)
Westway One Building	1/27/2011	$1,917,922	$229,828	$225,425
Duke Bridges I & II Buildings	5/12/2011	863,769	(115,842)	278,170
Miramar Centre II Building	5/27/2011	290,525	(25,719)	101,320
7601 Technology Way Building	6/27/2011	49,260	(169,375)	183,331
Total		$3,121,476	$(81,108)	$788,246

(1)	Acquisition-related expenses are recorded as acquisition fees and expenses in the accompanying consolidated statement of operations.

Pro Forma Financial Information for Real Estate Acquisitions

The following unaudited pro forma statements of operations presented for the three months and six months ended June 30, 2011 and 2010 have been presented for Wells Core Office Income REIT to give the effect to the acquisitions of the Westway One Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, and the 7601 Technology Way Building as if the acquisitions occurred on September 29, 2010 (the date Wells Core Office Income REIT commenced active operations). The unaudited pro forma financial information has been prepared for information purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated as of September 29, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$5,657,095	$—	$11,214,350	$—
Net Loss	$(1,830,980)	$—	$(3,157,605)	$—

4.     Lines of Credit and Notes Payable

As of June 30, 2011 and December 31, 2010, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	June 30, 2011	December 31, 2010
Amended Regions Credit Facility	$50,300,000	$6,175,000
Royal Ridge V Loan	11,100,000	11,100,000
Technology Way Loan	24,900,000	—
Total indebtedness	$86,300,000	$17,275,000

Amended Regions Credit Facility

On June 29, 2011, Wells Core Office Income REIT entered into an amended and restated credit facility (the “Amended Regions Credit Facility”) with various lenders, including Regions Capital Markets and U.S. Bank Loan Capital Markets, as joint lead arrangers and joint bookrunners, Regions Bank, as administrative agent (“Regions”), and U.S. Bank N.A. ("U.S. Bank"), as syndication agent. The Amended Regions Credit Facility amends and restates in its entirety the credit facility, dated as of November 19, 2010, by and between Wells Core Office Income REIT, Regions and U.S. Bank, as lenders, and Regions, as administrative agent.

Under the Amended Regions Credit Facility, Wells Core Office Income REIT may borrow up to $300 million (the “Facility Amount”), subject to availability as described below. Wells Core Office Income REIT also has the right to increase the Facility Amount by an aggregate of $100 million to a total facility amount of $400 million provided that no default has occurred. The Amended Regions Credit Facility also includes a standby letter of credit facility with an initial $25 million sublimit and a swingline facility with an initial $30 million sublimit, in each case subject to availability. Aggregate advances, letters of credit or swingline loans outstanding at any time under the Amended Regions Credit Facility are subject to availability equal to the lesser of (1) the Facility Amount, (2) 60% multiplied by the value of the properties used to secure the Amended Regions Credit Facility, or (3) an amount which would produce a minimum implied debt service coverage ratio of 1.45 to 1.00 based on a 30-year amortization schedule and an interest rate equal to the greater of (a) the ten-year Treasury Rate plus 2.50% or (b) 8.00%. Draws under the Amended Regions Credit Facility will be secured by properties directly owned by subsidiaries of Wells Core Office Income REIT which have been added to the borrowing base. The proceeds of the Amended Regions Credit Facility may be used to acquire properties and for working capital, capital expenditures and other general corporate purposes.

The entire unpaid principal balance of all borrowings under the Amended Regions Credit Facility and all accrued and unpaid interest thereon will be due and payable in full on November 19, 2013, which date may be extended to November 19, 2014 subject to satisfaction of certain conditions (including Wells Core Office Income REIT having a tangible net worth of at least $400 million) and payment of an extension fee equal to 0.25% of the amount committed under the Amended Regions Credit Facility. Wells Core Office Income REIT may borrow under the Amended Regions Credit Facility at rates equal to (1) LIBOR plus the applicable LIBOR margin or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the 30-day LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin (the “Base Rate”). The applicable LIBOR margin may vary from 2.75% to 3.50% and the applicable base rate margin may vary from 1.75% to 2.50% based on Wells Core Office Income REIT's then current leverage ratio. In the event that Wells Core Office Income REIT's tangible net worth exceeds $200 million, the applicable LIBOR margin may vary from 2.50% to 3.25% and the applicable base rate margin may vary from 1.50% to 2.25% based on Wells Core Office Income REIT's then current leverage ratio. All swingline loans issued under the Amended Regions Credit Facility will bear interest at the Base Rate. Wells Core Office Income REIT generally will be required to make interest-only payments. Wells Core Office Income REIT also may prepay the Amended Regions Credit Facility in whole or in part at any time without penalty, subject to reimbursement of any breakage and redeployment costs incurred by lenders in the case of prepayment of LIBOR borrowings.

Wells Core Office Income REIT is required to pay a fee on the unused portion of the Amended Regions Credit Facility in an amount equal to the average daily unused amount of the Amended Regions Credit Facility multiplied by a rate per annum equal to (1) 0.50% if 50% or less of the Facility Amount is utilized or (2) 0.35% if more than 50% of the Facility Amount is utilized, payable quarterly in arrears. Wells Core Office Income REIT will also pay a fee at a rate per annum equal to the applicable LIBOR margin for LIBOR-based loans on the maximum amount available to be drawn under each letter of credit that is issued and outstanding, payable quarterly in arrears. Additionally, Wells Core Office Income REIT must pay Regions a one-time fronting fee equal to the greater of (1) $1,500 or (2) 0.125% on the stated amount of each letter of credit issued pursuant to the Amended Regions Credit Facility, payable at the time of issuance.

The Amended Regions Credit Facility contains, among others, the following restrictive covenants:

•	The ratio of total indebtedness to the total value of assets, as both are defined in the Amended Regions Credit Facility, may not exceed 0.60 to 1.00.

•
The amount of secured debt, excluding the Amended Regions Credit Facility and non-recourse debt, may not exceed 5% of consolidated tangible assets for so long as consolidated tangible assets are less than $200 million in value. Thereafter, the limit will be increased to 10%.

•	Beginning June 30, 2011, the ratio of adjusted EBITDA to fixed charges, including preferred dividends, shall not be less than 1.75 to 1.00.

•
As of December 31, 2011, tangible net worth may not be less than $110 million. At any time from January 1, 2012 to but excluding December 31, 2012, tangible net worth may not be less than the sum of (1) $110 million and (2) 75% of the gross cash proceeds of equity issuances consummated after December 31, 2011. As of December 31, 2012, tangible net worth may not be less than $200 million. At any time after December 31, 2012 and before the exercise of any extension option, tangible net worth may not be less than the sum of (1) $200 million and (2) 75% of the gross cash proceeds of equity issuances consummated after December 31, 2012.

Although Wells Core Office Income REIT expects to comply with these covenants for the duration of the term of the Amended Regions Credit Facility, depending upon its future operating performance, capital raising success, property and financing transactions and general economic conditions, Wells Core Office Income REIT cannot assure such compliance. As of June 30, 2011, Wells Core Office Income REIT believes it was in compliance and expects to remain in compliance with all other restrictive covenants of its outstanding debt obligations.

Technology Way Loan

On June 27, 2011, Wells Core Office Income REIT entered into a mortgage loan agreement with PNC Bank, N.A. (“PNC”) to borrow $24.9 million (the "Technology Way Loan"). The amount advanced under the Technology Way Loan was used to fund a portion of the acquisition and acquisition-related costs of the 7601 Technology Way Building. The Technology Way Loan matures on June 27, 2014 with two extension options of 12 months each upon payment of an extension fee equal to 0.15% of the outstanding principal loan balance. The Technology Way Loan provides for interest to be incurred based on, at our option, LIBOR for one-, two-, three-, or six-month periods, plus 2.00% (the “LIBOR Rate”), or at an alternate base rate, plus 1.00%. The alternative base rate for any day is the greatest of (1) the rate of interest publicly announced by PNC as its prime rate in effect at its principal office for such day; (2) the federal funds rate for such day plus 0.75%; or (3) the one-month LIBOR Rate for such day plus 1.00%. The Technology Way Loan is secured by a first mortgage lien on the assets of the 7601 Technology Way Building including the land, fixtures, improvements, leases, rents and reserves. The initial term of the Technology Way Loan requires monthly interest-only payments with the entire balance due at maturity, assuming no prior principal prepayment. Wells Core Office Income REIT may prepay, in whole or in part, the amounts outstanding under the Technology Way Loan at any time without penalty.

Interest Paid and Fair Value of Outstanding Debt

Wells Core Office Income REIT made interest payments of approximately $740,000 and $0 during the six months ended June 30, 2011 and 2010, respectively. No interest was capitalized during the six months ended June 30, 2011 and 2010.

The estimated fair value of Wells Core Office Income REIT's total indebtedness as of June 30, 2011 and December 31, 2010 was approximately $86.5 million and $17.3 million, respectively. Wells Core Office Income REIT estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.     Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of June 30, 2011
Miramar Centre II Building	Humana Medical Plan, Inc.	$289,182

Litigation

From time to time, Wells Core Office Income REIT is party to legal proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available.  Wells Core Office Income REIT records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated.  If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells Core Office Income REIT accrues the best estimate within the range.  If no amount within the range is a better estimate than any other amount, Wells Core Office Income REIT accrues the minimum amount within the range.  If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells Core Office Income REIT discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made.  If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells Core Office Income REIT discloses the nature and estimate of the possible loss of the litigation. Wells Core Office Income REIT does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Wells Core Office Income REIT is not currently involved in any legal proceedings for which the outcome is expected to have a material adverse effect on the results of operations or financial condition of Wells Core Office Income REIT. Wells Core Office Income REIT is not aware of any legal proceedings contemplated by governmental authorities.

6.     Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended
	June 30,
	2011	2010
Other liabilities assumed upon acquisition of properties	$745,223	$—
Commissions on stock sales and related dealer-manager fees due to affiliate	$77,404	$—
Other offering costs due to affiliate	$21,291	$—
Distributions payable	$245,925	$—
Discounts applied to issuance of common stock under primary offering	$193,130	$—
Discounts applied to issuance of common stock under DRP	$35,008	$—
Increase in redeemable common stock	$631,588	$—
Deferred financing cost payable	$71,963	$—
Accrued redemptions of common stock	$20,299	$—

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

Effective June 7, 2011, the Advisory Agreement was renewed through June 6, 2012 upon terms identical to those in effect through June 6, 2011. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other. Under the terms of the Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith.

Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of our common stock to the public. As of June 30, 2011, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $7.0 million. As of June 30, 2011, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of $2.1 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $4.9 million will be charged to additional paid-in capital and payable to the Advisor as Wells Core Office Income REIT raises additional offering proceeds under the Initial Offering.

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

Master Property Management, Leasing, and Construction Agreement

Wells Core Office Income REIT and Wells Management, an affiliate of Wells Capital, are party to a Master Property Management, Leasing, and Construction Management Agreement (the “Management Agreement”) under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain Wells Core Office Income REIT properties:

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Commissions, net of discounts(1)(2)	$3,333,602	$—	$5,708,924	$—
Dealer-manager fees, net of discounts(1)	1,220,865	—	2,089,596	—
Acquisition fees	991,838	—	1,691,893	—
Other offering costs(1)	982,021	—	1,678,590	—
Administrative reimbursements	246,052	—	420,222	—
Asset management fees	158,225	—	254,118	—
Property management fees	32,082	—	53,436	—
Related-party interest expense(3)	—	—	5,862	—
Debt financing fee	40,550	—	81,100	—
Total	$7,005,235	$—	$11,983,741	$—

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	Substantially all commissions were re-allowed to participating broker-dealers during the three months and six months ended June 30, 2011.

(3)
Related-party interest expense is payable to WREF on amounts previously outstanding under the $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and matured on April 5, 2011.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months and six months ended June 30, 2011 and 2010.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
General and administrative costs(1)	$—	$264,088
Administrative reimbursements	255,971	184,748
Asset management fees	282,782	28,664
Property management fees	11,506	—
Debt financing fee	96,467	15,367
Other offering costs	21,290	18,430
Acquisition fees	21,298	20,158
Commissions and dealer-manager fees	77,404	71,463
Total	$766,718	$602,918

(1)     Reflects costs paid to third parties on behalf of Wells Core Office Income REIT by the Advisor, or affiliates of the Advisor, during Wells Core Office Income REIT's start-up phase, which were recorded as general and administrative expenses in the respective period's consolidated statement of operations.

Conflicts of Interest

As of June 30, 2011, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

Economic Dependency

Wells Core Office Income REIT has contracted with the Advisor, Wells Management, and WIS to provide certain services that are essential to Wells Core Office Income REIT, including asset management services, the supervision of the property management and leasing of some properties owned by Wells Core Office Income REIT, asset acquisition and disposition services, the sale of shares of Wells Core Office Income REIT's common stock, as well as other administrative responsibilities for Wells Core Office Income REIT, including accounting services, stockholder communications, and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells Core Office Income REIT is dependent upon the Advisor, Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of June 30, 2011, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

8.     Subsequent Event

Sale of Shares of Common Stock
From July 1, 2011 to July 31, 2011, Wells Core Office Income REIT raised approximately $16.7 million through the issuance of approximately 669,205 shares of its common stock under the Initial Offering. As of July 31, 2011, approximately 195.1 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

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

Overview

We were formed to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. As of June 30, 2011, we owned six real estate properties, consisting of approximately 898,000 square feet. These office properties were approximately 99% leased as of June 30, 2011. We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly-owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.

We began receiving investor proceeds from the sale of our common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million, and thus commenced active operations. We began acquiring real estate assets in October 2010. We continued receiving investor proceeds under our Initial Offering through June 30, 2011. Thus, the results of our operations for the three months and six months ended June 30, 2011 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of real estate assets, interest expense associated with debt financing on the acquisition of real estate assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of June 30, 2011, we have raised gross offering proceeds of approximately $104.9 million through the issuance of our common stock in our Initial Offering and used those proceeds, net of fees, to invest in real estate and repay borrowings. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets.

Our most significant risks and challenges include our ability to raise a sufficient amount of equity that will allow us to further diversify our portfolio of real estate assets and to repay our outstanding borrowings. To the extent that significant funds are not raised, we may not be able to repay our borrowings or achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2011, we raised proceeds under our Initial Offering, net of commissions, dealer-manager fees, other offering costs and redemptions of approximately $75.1 million, substantially all of which was used to fund principal payments on outstanding debt (approximately $49.5 million) and to partially fund the following acquisitions:

				Funded with:
Property	Location	Acquisition Date	Purchase Price	Equity Proceeds	Lines of Credit Proceeds (1)	Mortgage Debt Proceeds
Westway One Building	Houston, TX	1/27/2011	$31,000,000	$9,000,000	$22,000,000	$—
Duke Bridges I & II Buildings	Frisco, TX	5/12/2011	49,000,000	13,513,144	35,486,856	—
Miramar Centre II Building	Miramar, FL	5/27/2011	20,921,636	1,621,636	19,300,000	—
7601 Technology Way Building	Denver, CO	6/27/2011	41,500,000	1,165,184	15,434,816	24,900,000
Total			$142,421,636	$25,299,964	$92,221,672	$24,900,000

(1)    Represents proceeds from lines of credit used to fund the respective acquisition. As of June 30, 2011, approximately $41.9 million of this total was re-paid with net proceeds from our Initial Offering. The outstanding balance on our line of credit was approximately $50.3 million as of June 30, 2011.

On June 29, 2011, we entered into the Amended Regions Credit Facility, which amended our $70.0 million secured revolving credit facility with Regions. Under the Amended Regions Credit Facility, we may borrow up to $300 million, subject to availability. The Amended Regions Credit Facility matures on November 19, 2013. We may borrow under the Amended Regions Credit Facility at rates equal to (1) LIBOR plus a margin that varies from 2.75% to 3.50% based on our then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the 30-day LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 1.75% to 2.50% based on our then current leverage ratio. We generally will be required to make interest-only payments.

We anticipate that our primary sources of future capital will be derived from the sale of our common stock under the Initial Offering and from net rental revenues generated from the properties we have acquired and anticipate acquiring in future periods. Stockholder distributions will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our determination of near-term cash needs for capital expenditures at our properties and debt repayments, and our expectations of future operating cash flow generated from our properties.

Short-Term Liquidity and Capital Resources

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $139.2 million. During the six months ended June 30, 2011, we generated net proceeds from the sale of common stock under the Initial Offering, net of commissions and fees, of $75.1 million, the majority of which was used to pay down debt, fund acquisition fees and partially fund the acquisitions of the Westway One Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building and the 7601 Technology Way Building (collectively, the "2011 Acquisitions"). During the six months ended June 30, 2011, we received gross debt proceeds of $118.5 million from the Amended Regions Credit Facility and the Technology Way Loan, which were used to partially fund the 2011 Acquisitions. We repaid approximately $49.5 million on the Amended Regions Credit Facility and bridge loan with WREF during the six months ended June 30, 2011. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering in the future and to use those proceeds, along with additional borrowings, to make additional real estate investments and to satisfy our near-term debt requirements.

During the six months ended June 30, 2011, we generated net cash from operating activities of approximately $0.4 million, which consisted primarily of rental payments and property reimbursements in excess of expenditures for property operating costs, acquisition related costs, and general and administrative costs, such as legal, accounting and other professional fees. Acquisition-related costs, which were funded with cash generated from the sale of common stock under the Initial Offering but which under GAAP reduces net cash provided by operating activities, were approximately $2.3 million. During the six months ended June 30, 2011, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of $1.4 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).

During the six months ended June 30, 2011, net cash used in investing activities was approximately $141.7 million, which primarily related to the acquisitions of the 2011 Acquisitions. We expect to utilize the residual cash balance of approximately $2.3 million as of June 30, 2011 to satisfy current liabilities.

On May 31, 2011, our board of directors declared distributions for stockholders of record from June 16, 2011 through September 15, 2011 in an amount equal to $0.004110 (0.4110 cents) per day, per share.  We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution as our initial real estate operations stabilize over the short term.

As of June 30, 2011, the Amended Regions Credit Facility contained, among others, the following restrictive covenants:

•	The ratio of our total indebtedness to the total value of our assets, as both are defined in the Amended Regions Credit Facility, may not exceed 0.60 to 1.00.

•
Our amount of secured debt, excluding the Amended Regions Credit Facility and non-recourse debt, may not exceed 5% of our consolidated tangible assets for so long as our consolidated tangible assets are less than $200 million in value. Thereafter, the limit will be increased to 10%.

•	Beginning June 30, 2011, the ratio of our adjusted EBITDA to our fixed charges, including preferred dividends, shall not be less than 1.75 to 1.00.

•
As of December 31, 2011, our tangible net worth may not be less than $110 million. At any time from January 1, 2012 to but excluding December 31, 2012, our tangible net worth may not be less than the sum of (1) $110 million and (2) 75% of the gross cash proceeds of all of our equity issuances consummated after December 31, 2011. As of December 31, 2012, our tangible net worth may not be less than $200 million. At any time after December 31, 2012 and before the exercise of any extension option, our tangible net worth may not be less than the sum of (1) $200 million and (2) 75% of the gross cash proceeds of all of our equity issuances consummated after December 31, 2012.

As of June 30, 2011, we believe we were in compliance and expect to remain in compliance with all other restrictive covenants of the Amended Regions Credit Facility.

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

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-gross-real-estate-asset ratio. Over the long-term, we intend to maintain debt levels significantly less than this 50% debt-to-gross-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. As of June 30, 2011, our debt-to-gross-real-estate-asset ratio was approximately 50%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our conflicts committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments

As of June 30, 2011, our contractual obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations	$86,300,000	$45,105	$61,354,895	$24,900,000	$—
Estimated interest on debt obligations	7,498,630	1,590,681	5,638,323	269,626
Tenant allowances	289,182	289,182	—	—	—
Total	$94,087,812	$1,924,968	$66,993,218	$25,169,626	$—

Results of Operations

Overview

Our Initial Offering was declared effective on June 10, 2010. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on September 29, 2010, we commenced active operations and acquired our first real estate property in October 2010. Accordingly, the results of operations presented for the three months and six months ended June 30, 2011 and June 30, 2010, are not directly comparable.

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

Results of Operations for the Three Months Ended June 30, 2011

We sustained a net loss for the three months ended June 30, 2011 of approximately $2.0 million as a result of incurring a real estate operating loss of approximately $1.5 million and interest expense of approximately $0.6 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $1.5 million, which were funded with proceeds raised from the sale of our common stock in the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of sourcing the acquisitions in advance of raising investor proceeds under our Initial Offering. Our loss per share available to common stockholders for the three months ended June 31, 2011 was $0.65. As we continue to raise equity under our Initial Offering; use investor proceeds to acquire additional real estate properties and repay current and future borrowings; and continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position.

Results of Operations for the Six Months Ended June 30, 2011

We sustained a net loss for the six months ended June 30, 2011 of approximately $3.6 million as a result of incurring a real estate operating loss of approximately $2.5 million and interest expense of approximately $1.1 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $2.5 million, which were funded with proceeds raised from the sale of our common stock in the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of sourcing the acquisitions in advance of raising investor proceeds under our Initial Offering. Our loss per share available to common stockholders for the six months ended June 30, 2011 was $1.60. As we continue to raise equity under our Initial Offering; use investor proceeds to acquire additional real estate properties and repay current and future borrowings; and continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position.

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

Our board of directors declared distributions for stockholders of record from March 16, 2011 through June 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in June 2011.

For the six months ended June 30, 2011, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of $1.4 million. During the same period, net cash provided by operating activities was approximately $0.4 million. In accordance with Accounting Standards Codification Topic 805 Business Combinations (“ASC 805”), which became effective for the year ended December 31, 2009, this amount was reduced by approximately $2.5 million of acquisition-related expenses, which were funded from net proceeds received from our Initial Offering. As a result, the distributions paid to common stockholders for the six months ended June 30, 2011, as described above, were funded with approximately $0.4 million (reflecting the impact of ASC 805 as described above) from our operating activities, and the remaining amount of approximately $1.0 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that acquisition-related expenses have reduced net cash flows from operating activities.

Our board of directors also has declared distributions for stockholders of record from June 16, 2011 through September 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in September 2011.

Over the long-term, we expect to fund stockholder distributions principally with cash flow from operations (reflecting the impact of ASC 805); however, in the short-term, we may also temporarily use borrowings to fund stockholder distributions to bridge the gap between timing differences that may arise between the rate at which we are able to raise equity proceeds under the Initial Offering and the rate at which we are able to deploy equity into income-producing properties.

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

As of June 30, 2011 and December 31, 2010, Wells Core Office Income REIT had the following gross intangible in-place lease assets:

	As of June 30, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$8,414,667	$12,234,094	$6,347,652
Accumulated Amortization	(277,053)	(394,642)	(287,115)
Net	$8,137,614	$11,839,452	$6,060,537

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$1,067,012	$1,138,559	$1,538,281
Accumulated Amortization	(22,000)	(39,074)	(49,721)
Net	$1,045,012	$1,099,485	$1,488,560

For the three months and six months ended June 30, 2011, Wells Core Office Income REIT recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30, 2011	$181,774	$254,113	$153,326
For the six months ended June 30, 2011	$255,053	$355,568	$237,394

The remaining net intangible assets as of June 30, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended December 31, 2011	$687,624	$1,033,147	$513,380
For the year ending December 31:
2012	1,375,465	2,057,535	1,024,754
2013	1,365,749	2,027,860	1,019,435
2014	1,361,179	2,013,812	1,016,933
2015	1,325,852	1,873,218	917,556
2016	1,319,459	1,813,276	882,903
Thereafter	702,286	1,020,604	685,576
	$8,137,614	$11,839,452	$6,060,537

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

Subsequent Event

Sale of Shares of Common Stock

From July 1, 2011 to July 31, 2011, we raised approximately $16.7 million through the issuance of approximately 669,205 shares of our common stock under the Initial Offering. As of July 31, 2011, approximately 195.1 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow by maintaining low to moderate levels of overall borrowings and securing variable-rate facilities with the lowest margins available. We may also enter into interest rate swaps, caps, or other arrangements in order to mitigate interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes; however, certain derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

As of June 30, 2011, we had $86.3 million of debt outstanding, including $50.3 million on the Amended Regions Credit Facility and $36.0 million in property-specific mortgage debt. The Amended Regions Credit Facility bears interest at an adjustable rate based on LIBOR plus a margin that may vary from 2.75% to 3.50% or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the 30-day LIBOR plus 1.00%, plus the applicable base rate margin that may vary from 1.50% to 2.25% based on our then-current leverage ratio. The Royal Ridge V Loan ($11.1 million) and the Technology Way Loan ($24.9 million) both bear interest at variable rates based on either LIBOR or an alternative base rate plus applicable margins. As of June 30, 2011, the weighted-average interest rate of our outstanding borrowings was 3.7%. A 1.0% change in interest rates would result in a change in interest expense of approximately $0.9 million per year. The amount outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Initial Offering and the rate at which we are able to employ such proceeds in the acquisition of real estate properties and toward the repayment of the Amended Regions Credit Facility, the Royal Ridge V Loan and the Technology Way Loan.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We are subject to the following additional risks, which are hereby added to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

Federal Income Tax Risks

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

There is a prohibited transaction safe harbor available under the Internal Revenue Code when a property has been held for at least two years and certain other requirements are met. It cannot be assured, however, that any property sales would qualify for the safe harbor. It may also be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the Internal Revenue Services' position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year ending on or after December 31, 2011, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after December 31, 2011. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2011 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of June 30, 2011, we had raised gross offering proceeds under the Initial Offering of approximately $104.9 million from the sale of approximately 4.2 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $9.7 million, acquisition fees of approximately $2.1 million, and other offering expenses of approximately $2.1 million, we had raised aggregate net offering proceeds of approximately $91.0 million. We have invested the majority of the net offering proceeds raised through June 30, 2011 in commercial real estate acquisitions. Going forward, we intend to continue to invest net offering proceeds in commercial real estate properties.

(c)
Our board of directors has adopted a share redemption program pursuant to which investors may sell their shares to us subject to numerous restrictions. The limits on our ability to redeem shares under the program are as set forth below:

•	Except with respect to redemptions sought within two years of a stockholder's death or qualifying disability, we will not redeem shares until one year after the issuance of the shares to be redeemed.

•
We may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for “Ordinary Redemptions” (redemptions not sought within two years of an investor's death or qualifying disability) during the 12-month period ending on such redemption date to exceed 50% of the net proceeds from the sale of shares under our distribution reinvestment plan during such 12-month period.

•	We will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

▪	100% of the net proceeds from our distribution reinvestment plan during such 12-month period; or

▪	5% of the weighted-average number of shares outstanding in such 12-month period.

Our board of directors may amend, suspend or terminate our share redemption program upon 30 days' notice.

During the quarter ended June 30, 2011 we did not repurchase any of our securities as we received no shares eligible and properly submitted for redemption during the quarter. As of June 30, 2011, there were approximately 812 shares eligible to be redeemed under our SRP that were tendered for redemption after the redemption payment date for June 2011. We have accrued approximately $20,300 related to these shares in accounts payable and accrued expenses in the accompanying consolidated balance sheet and as redemptions of common stock in the accompanying consolidated statement of stockholders' equity as of June 30, 2011. We anticipate redeeming these shares in the third quarter of 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

(a)	During the second quarter of 2011, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

Letter Agreement with Advisor

On August 12, 2011, we entered into a letter agreement (the “Letter Agreement”) with the Advisor. The Letter Agreement limits the circumstances in which our sponsor or one of its affiliates may receive consideration in connection with a hypothetical acquisition of the Advisor or an affiliate thereof in order to internalize our management functions (an “Internalization Transaction”). Pursuant to the Letter Agreement, the consideration in an Internalization Transaction shall be in shares of our common stock and shall be held in escrow by a third party and not released to the Advisor (or an affiliate thereof) until:

•
the average closing price of the shares of common stock over a five-day trading period on a national securities exchange equals a price that, when combined with prior distributions paid on the shares of common stock issued in a public offering prior to listing on a national securities exchange and outstanding at the time of the Internalization Transaction (the “Subject Shares”), equals the amount necessary for the holders of the Subject Shares to be deemed to have received in the aggregate the original issue price of the Subject Shares plus a 6% cumulative, non-compounded, annual return on the issue price of the Subject Shares (adjusted to take into account prior cash distributions designated as a special distribution of net proceeds from the sale of assets), assuming for purposes of this calculation that the holders of the Subject Shares have received the trading price; or

•
the consideration paid (or net sale proceeds distributed) to holders of the Subject Shares in an acquisition (whether by means of a merger, stock acquisition, asset purchase, or similar transaction) or from our dissolution, when combined with prior distributions paid on the Subject Shares, equals the amount necessary for the holders of the Subject Shares to have received in the aggregate the original issue price of the Subject Shares plus a 6% cumulative, non-compounded, annual return on the issue price of the Subject Shares (adjusted to take into account prior cash distributions designated as a special distribution of net proceeds from the sale of assets).

The date that one of these thresholds is met is the “Initial Escrow Release Date.” In the event a recapitalization causes some of the Subject Shares to be exchanged or converted into securities that are not listed on a national securities exchange as of the Initial Escrow Release Date, then the shares to be released from escrow shall be reduced to reflect the percentage of Subject Shares (and their equivalents) that are then listed, with the remaining shares in escrow to be subsequently released in proportion to and as the remaining Subject Shares (and their equivalents) become listed.

Shares held in escrow pursuant to the foregoing shall be entitled to distributions like all other shares of our common stock; however, such distributions shall also be placed in escrow and not released until one of the above thresholds is reached. If the conditions to break escrow are not met within ten years of the Internalization Transaction, all shares in the escrow account shall become authorized but unissued shares and all cash in the escrow account shall belong us. Shares of common stock held in escrow shall be voted on any matter in which common stockholders are entitled to vote in the same proportion as all other shares of common stock that vote on the matter.

Note that the foregoing limitation is in addition to the limitations set forth in our charter with respect to the consideration paid in an Internalization Transaction.

Additionally, the Letter Agreement provides that we may not, without the Advisor's prior written consent, employ or solicit for employment any person who was employed by the Advisor (or an affiliate thereof) within the prior 12 months; provided that we may employ any such person who contacts us solely on his or her own initiative in response to advertisements, which are not specifically directed at employees of the Advisor or any of its affiliates, appearing in periodicals, such as newspapers and trade publications, or on internet job-posting sites.

The Letter Agreement will remain in effect until 12 months after the last date on which the Advisor or any of its affiliates performs advisory functions for us.

Submission of Matters to a Vote of Security Holders

On August 15, 2011, we held our annual meeting of stockholders for the purpose of (1) electing the following individuals to our board of directors: Leo F. Wells, III, John C. Alexander, III, Frank M. Bishop and Harvey E. Tarpley, and (2) voting upon a proposal to amend our charter to prohibit us from buying real estate assets from (or selling real estate assets to) our Advisor or any of its affiliates.

All of the director nominees were elected to serve as directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The number of votes cast for and votes withheld for each of the director nominees were as follows:

Name	Votes For	Votes Withheld
Leo F. Wells, III	1,753,318	41,532
John C. Alexander, III	1,754,331	40,519
Frank M. Bishop	1,753,591	41,259
Harvey E. Tarpley	1,754,171	40,679

The proposal to amend our charter was approved. The number of votes cast for, the votes cast against and votes abstaining were as follows: 1,683,626 votes for; 18,029 votes against; and 93,194 abstentions.

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

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

August 15, 2011	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2011 FORM 10-Q OF
WELLS CORE OFFICE INCOME REIT, INC.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 20, 2010 and filed with the Commission on July 26, 2010.)

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 20110.)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

4.4
Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.5
Escrow Agreement between the Company, Wells Investment Securities, Inc. and UMB Bank N.A. dated June 22, 2010 (incorporated by reference to Exhibit 4.5 to the Company's Form 10-Q filed with the Commission on August 11, 2010.)

10.1
Second Amended and Restated Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.2
Purchase and Sale Agreement between KanAm Grund Kapitalanlagegesellschaft mbH and Wells Core REIT - 7624/7668 Warren, LLC dated April 5, 2011 (incorporated by reference to Exhibit 10.17 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.3
First Amendment to Purchase and Sale Agreement between KanAm Grund Kapitalanlagegesellschaft mbH and Wells Core REIT - 7624/7668 Warren, LLC dated April 25, 2011 (incorporated by reference to Exhibit 10.18 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.4
Purchase Agreement by and between Wells Core Office Income REIT Advisory Services, LLC and TCP-Miramar, LLC dated April 25, 2011 (incorporated by reference to Exhibit 10.19 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.5
Assignment of Purchase Agreement by and between Wells Core Office Income REIT Advisory Services, LLC and Wells Core REIT - Miramar Centre II, LLC dated May 4, 2011 (incorporated by reference to Exhibit 10.20 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.6
First Amendment to Purchase Agreement by and between Wells Core REIT-Miramar Centre II, LLC and TCP-Miramar, LLC dated May 16, 2011 (incorporated by reference to Exhibit 10.21 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

Exhibit No.	Description

10.7
Second Amendment to Purchase Agreement by and between Wells Core REIT-Miramar Centre II, LLC and TCP-Miramar, LLC dated May 20, 2011 (incorporated by reference to Exhibit 10.22 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.8
Purchase And Sale Agreement by and between LBA Realty Fund II-Company VII, LLC and Wells Core REIT - 7601 Technology Way, LLC dated June 2, 2011 (incorporated by reference to Exhibit 10.23 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.9
Term Loan Agreement by and between Wells Core REIT - 7601 Technology Way, LLC and PNC Bank, National Association dated June 21, 2011 (incorporated by reference to Exhibit 10.24 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.10
Deed of Trust Note of Wells Core REIT - 7601 Technology Way, LLC and PNC Bank, National Association dated June 21, 2011 (incorporated by reference to Exhibit 10.25 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

10.11
Amended and Restated Credit Agreement dated June 29, 2011 by and among Wells Core Office Income Operating Partnership, L.P., Regions Capital Markets and U.S. Bank Loan Capital Markets, Regions Bank, U.S. Bank National Association, PNC Bank, National Association, JPMorgan Chase Bank, N.A., Union Bank, N.A., Fifth Third Bank, CIBC Inc. and Suntrust Bank (incorporated by reference to Exhibit 10.26 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on July 19, 2011.)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

__________
*    Filed herewith.
**    Furnished with this Form 10-Q.