Form 10-Q
period 2011-09-30
WELLS CORE OFFICE INCOME REIT INC
filed 2011-11-10
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s
only class of common stock, as of October 31, 2011: 7,485,208 shares

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2010. Wells Core Office Income REIT’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011		December 31, 2010
Assets:
Real estate assets, at cost:
Land	$23,571,054		$2,478,408
Buildings and improvements, less accumulated depreciation of $2,877,512 and $252,225 as of September 30, 2011 and December 31, 2010, respectively	180,109,968		23,370,867
Intangible lease assets, less accumulated amortization of $1,537,720 and $61,074 as of September 30, 2011 and December 31, 2010, respectively	27,047,545		2,144,497
Total real estate assets	230,728,567		27,993,772
Cash and cash equivalents	4,475,778		4,433,008
Tenant receivables	920,561		58,276
Prepaid expenses and other assets	589,911		369,147
Deferred financing costs, less accumulated amortization of $849,812 and $99,801 as of September 30, 2011 and December 31, 2010, respectively	3,657,029		1,077,798
Intangible lease origination costs, less accumulated amortization of $545,435 and $49,721 as of September 30, 2011 and December 31, 2010, respectively	8,012,381		1,488,560
Deferred lease costs, less accumulated amortization of $63,383 and $0 as of September 30, 2011 and December 31, 2010, respectively	843,179		—
Total assets	$249,227,406		$35,420,561

Liabilities:
Lines of credit	$67,750,000		$6,175,000
Notes payable	36,000,000	11,100,000	11,100,000
Accounts payable and accrued expenses	5,309,349		808,283
Due to affiliates	808,008		602,918
Distributions payable	396,592		40,543
Deferred income	1,270,701		150,359
Intangible lease liabilities, less accumulated amortization of $960 and $0 as of September 30, 2011 and December 31, 2010, respectively	1,104,123		—
Total liabilities	112,638,773		18,877,103

Commitments and Contingencies (Note 5)

Redeemable Common Stock	1,432,780		42,703

Stockholders’ Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 6,692,870 and 821,995 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	66,929		8,220
Additional paid-in capital	148,137,844		18,205,771
Cumulative distributions in excess of earnings	(11,616,140)		(1,670,533)
Redeemable common stock	(1,432,780)		(42,703)
Total stockholders’ equity	135,155,853		16,500,755
Total liabilities, redeemable common stock and stockholders’ equity	$249,227,406		$35,420,561
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$4,292,446	$—	$8,042,497	$—
Tenant reimbursements	1,366,072	—	2,853,911	—
	5,658,518	—	10,896,408	—
Expenses:
Property operating costs	1,966,072	—	3,908,669	—
Asset and property management fees:
Related-party	409,239	—	716,793	—
Other	58,673	—	113,169	—
Depreciation	1,351,492	—	2,625,287	—
Amortization	780,550	—	1,373,512	—
General and administrative	923,832	256,464	2,001,235	361,134
Acquisition fees and expenses	1,512,112	192,101	4,026,776	192,101
	7,001,970	448,565	14,765,441	553,235
Real estate operating loss	(1,343,452)	(448,565)	(3,869,033)	(553,235)
Other income (expense):
Interest expense	(1,272,977)	—	(2,334,074)	—
Interest and other income	274	74	2,994	74
	(1,272,703)	74	(2,331,080)	74
Loss before income tax expense	(2,616,155)	(448,491)	(6,200,113)	(553,161)
Income tax expense	(24,207)	—	(53,446)	—
Net loss	$(2,640,362)	$(448,491)	$(6,253,559)	$(553,161)

Per-share information – basic and diluted	$(0.49)	$(42.10)	$(1.89)	$(62.19)
Weighted-average common shares outstanding – basic and diluted	5,355,259	10,653	3,306,161	8,894
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$16,500,755
Issuance of common stock	5,876,212	58,762	146,764,825	—	—	146,823,587
Redemption of common stock	(5,337)	(53)	(133,346)	—	—	(133,399)
Increase in redeemable common stock	—	—	—	—	(1,390,077)	(1,390,077)
Distributions to common stockholders ($1.08 per share)	—	—	—	(3,692,048)	—	(3,692,048)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(13,800,356)	—	—	(13,800,356)
Other offering costs	—	—	(2,899,050)	—	—	(2,899,050)
Net loss	—	—	—	(6,253,559)	—	(6,253,559)
Balance, September 30, 2011	6,692,870	$66,929	$148,137,844	$(11,616,140)	$(1,432,780)	$135,155,853

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholder's Equity
	Shares	Amount
Balance, December 31, 2009	8,000	$80	$199,920	$—	$—	$200,000
Issuance of common stock	125,123	1,251	3,126,835	—	—	3,128,086
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(297,168)	—	—	(297,168)
Other offering costs	—	—	(62,501)	—	—	(62,501)
Net loss	—	—	—	(553,161)	—	(553,161)
Balance, September 30, 2010	133,123	$1,331	$2,967,086	$(553,161)	$—	$2,415,256
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(6,253,559)	$(553,161)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Straight-line rental income	(435,243)	—
Depreciation	2,625,287	—
Amortization	2,034,783	—
Noncash interest expense	750,011	—
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(427,042)	—
Increase in prepaid expenses and other assets	(220,764)	(26,514)
Increase in accounts payable and accrued expenses	2,112,117	186,391
Increase in due to affiliates	422,575	—
Increase in deferred income	1,120,342	—
Net cash provided by (used in) operating activities	1,728,507	(393,284)

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(211,236,661)	(250,000)
Deferred lease costs paid	(32,131)	—
Net cash used in investing activities	(211,268,792)	(250,000)

Cash Flows from Financing Activities:
Due to affiliates	(293,543)	412,627
Deferred financing costs paid	(3,329,243)	(116,000)
Proceeds from lines of credit and notes payable	187,250,000	—
Repayments of lines of credit and notes payable	(100,775,000)	—
Issuance of common stock	146,507,046	3,125,037
Redemptions of common stock	(133,399)	—
Distributions paid to stockholders	(1,737,857)	—
Distributions paid to stockholders and reinvested in shares of our common stock	(1,598,142)	—
Commissions on stock sales and related dealer-manager fees paid	(13,432,298)	(287,143)
Other offering costs paid	(2,874,509)	(59,417)
Net cash provided by financing activities	209,583,055	3,075,104
Net change in cash and cash equivalents	42,770	2,431,820
Cash and cash equivalents, beginning of period	4,433,008	200,000
Cash and cash equivalents, end of period	$4,475,778	$2,631,820
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (unaudited)

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
As of September 30, 2011, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $166.8 million from the sale of approximately 6.7 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $15.4 million, acquisition fees of $3.3 million, and other offering expenses of approximately $3.3 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $144.8 million. As of September 30, 2011, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 193.3 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
On June 7, 2010, Wells Core Office Income REIT executed an agreement with Wells Core Office Income REIT Advisory Services, LLC (formerly known as Wells Real Estate Advisory Services III, LLC) (the “Advisor”), under which the Advisor will perform certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). The Advisory Agreement was renewed for an additional one-year term on June 7, 2011. The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”) and has contracted with Wells Capital, Inc. (“Wells Capital”) and Wells Management Company, Inc. (“Wells Management”), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Wells Core Office Income REIT.
Wells Core Office Income REIT intends to acquire and operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. Wells Core Office Income REIT intends to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of September 30, 2011, Wells Core Office Income REIT owned seven office properties, consisting of approximately 1.1 million square feet. As of September 30, 2011, these office properties were approximately 99% leased.

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
Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor
As of September 30, 2011 and December 31, 2010, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	September 30, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$8,414,667	$20,170,598	$8,557,816	$1,105,083
Accumulated Amortization	(620,849)	(916,871)	(545,435)	(960)
Net	$7,793,818	$19,253,727	$8,012,381	$1,104,123

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$1,067,012	$1,138,559	$1,538,281	$—
Accumulated Amortization	(22,000)	(39,074)	(49,721)	—
Net	$1,045,012	$1,099,485	$1,488,560	$—

For the three months and nine months ended September 30, 2011, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30, 2011	$343,796	$522,229	$258,321	$960
For the nine months ended September 30, 2011	$598,849	$877,797	$495,714	$960
The remaining net intangible lease assets and liabilities as of September 30, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended December 31, 2011	$343,828	$765,606	$327,070	$28,786
For the year ending December 31:
2012	1,375,465	3,062,566	1,308,360	115,146
2013	1,365,749	3,032,890	1,303,041	115,146
2014	1,361,179	3,004,871	1,300,539	115,146
2015	1,325,852	2,892,310	1,201,162	115,146
2016	1,319,459	2,818,307	1,166,509	115,146
Thereafter	702,286	3,677,177	1,405,700	499,607
Total	$7,793,818	$19,253,727	$8,012,381	$1,104,123
Redeemable Common Stock
Under Wells Core Office Income REIT's share redemption program (“SRP”), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following the death or qualifying disability of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of September 30, 2011, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period. As of September 30, 2011, approximately $133,400, or 5,337 shares, of Wells Core Office Income REIT's common stock had been redeemed. As of September 30, 2011, all eligible shares tendered for redemption were redeemed. No shares eligible to be redeemed under the SRP were submitted for redemption during the year ended December 31, 2010.
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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells Core Office Income REIT on December 15, 2011. Wells Core Office Income REIT expects that the adoption of ASU 2011-04 will not have a material impact on its financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 is effective for Wells Core Office Income REIT on December 15,

2011, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been deferred. Wells Core Office Income REIT expects that the adoption of ASU 2011-05 will not have a material impact on its financial statements or disclosures.
3.     Real Estate Acquisitions
During the nine months ended September 30, 2011, Wells Core Office Income REIT acquired the following properties:

					Intangibles
Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination Costs	Intangible Lease Liabilities	Total Purchase Price(1)	Lease Details
Westway One Building	Houston, TX	1/27/2011	$2,300,000	$24,645,922	$3,106,918	$947,160	$—	$31,000,000	(2)
Duke Bridges I & II Buildings	Frisco, TX	5/12/2011	7,143,737	31,895,277	7,962,752	1,998,234	—	49,000,000	(3)
Miramar Centre II Building	Miramar, FL	5/27/2011	3,204,401	14,719,570	2,230,262	767,403	—	20,921,636	(4)
7601 Technology Way Building	Denver, CO	6/27/2011	5,932,955	29,327,213	5,143,258	1,096,574	—	41,500,000	(5)
Westway II Building	Houston, TX	9/28/2011	2,511,552	58,760,267	7,936,504	2,210,166	(1,105,083)	70,313,406	(6)
Total			$21,092,645	$159,348,249	$26,379,694	$7,019,537	$(1,105,083)	$212,735,042

(1)
Purchase price is presented exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on preliminary estimates of their fair values.

(2)	A three-story office building containing approximately 144,000 rentable square feet and is 100% leased to four tenants with a weighted-average remaining lease term of five years.

(3)	Two three-story office buildings containing approximately 284,000 rentable square feet and is 100% leased to two tenants with a weighted-average remaining lease term of six years.

(4)	A four-story office building containing approximately 96,000 rentable square feet and is 100% leased to Humana Medical Plan, Inc. with a lease expiration in December 2017.

(5)	A six-story office building containing approximately 183,000 rentable square feet and is 100% leased to Jackson National Life Insurance Company with a lease expiration in March 2017.

(6)	A ten-story office building containing approximately 242,000 rentable square feet and is 100% leased to four tenants with a weighted-average remaining lease term of eight years.
For the periods from the respective date of acquisition through September 30, 2011, Wells Core Office Income REIT recognized the following amounts related to its properties acquired in 2011:

Property Name	Acquisition Date	Revenues	Net Income (Loss)	Acquisition-related Expenses(1)
Westway One Building	1/27/2011	$3,005,617	$417,285	$225,425
Duke Bridges I & II Buildings	5/12/2011	2,515,208	191,689	277,991
Miramar Centre II Building	5/27/2011	1,038,628	167,106	108,912
7601 Technology Way Building	6/27/2011	1,108,851	(5,978)	233,387
Westway II Building	9/28/2011	54,666	(197,642)	216,296
Total		$7,722,970	$572,460	$1,062,011

(1)	Acquisition-related expenses are recorded as acquisition fees and expenses in the accompanying consolidated statement of operations.

Pro Forma Financial Information for Real Estate Acquisitions
The following unaudited pro forma information presented for the three months and nine months ended September 30, 2011 and 2010 have been presented for Wells Core Office Income REIT to give the effect to the acquisitions of the Westway One Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, the Westway II Building and our 2010 acquisitions of the Royal Ridge V Building and the 333 East Lake Street Building as if the acquisitions occurred on September 29, 2010 (the date Wells Core Office Income REIT commenced active operations). This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on September 29, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Pro Forma Revenues	$7,280,281	$158,913	$21,691,567	$158,913
Pro Forma Net Loss	$(2,714,918)	$(451,557)	$(6,722,504)	$(556,227)

4.     Lines of Credit and Notes Payable
As of September 30, 2011 and December 31, 2010, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	September 30, 2011	December 31, 2010
Amended Regions Credit Facility	$67,750,000	$6,175,000
Royal Ridge V Loan	11,100,000	11,100,000
Technology Way Loan	24,900,000	—
Total indebtedness	$103,750,000	$17,275,000
Amended Regions Credit Facility
On June 29, 2011, Wells Core Office Income REIT entered into an amended and restated credit facility (the “Amended Regions Credit Facility”) with a syndicate of banks led by Regions Capital Markets ("Regions Bank") and U.S. Bank Loan Capital Markets ("US Bank"). The Amended Regions Credit Facility amends and restates in its entirety the credit facility, dated as of November 19, 2010, by and between Wells Core Office Income REIT, Regions Bank and U.S. Bank. Under the Amended Regions Credit Facility, Wells Core Office Income REIT may borrow up to $300 million, subject to availability. The proceeds of the Amended Regions Credit Facility may be used to acquire properties and for working capital, capital expenditures and other general corporate purposes. Draws under the Amended Regions Credit Facility will be secured by properties directly owned by subsidiaries of Wells Core Office Income REIT that have been added to the borrowing base.
The Amended Regions Credit Facility contains certain restrictive covenants. Although Wells Core Office Income REIT expects to comply with these covenants for the duration of the term of the Amended Regions Credit Facility, depending upon its future operating performance, capital raising success, property and financing transactions and general economic conditions, Wells Core Office Income REIT cannot assure such compliance. As of September 30, 2011, Wells Core Office Income REIT believes it was in compliance and expects to remain in compliance with all other restrictive covenants of its outstanding debt obligations.
Wells Core Office Income REIT made interest payments of approximately $1.6 million and $0 during the nine months ended September 30, 2011 and 2010, respectively. No interest was capitalized during the nine months ended September 30, 2011 and 2010.

The estimated fair value of Wells Core Office Income REIT's total indebtedness as of September 30, 2011 and December 31, 2010 was approximately $105.3 million and $17.3 million, respectively. Wells Core Office Income REIT estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
5.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of September 30, 2011
Miramar Centre II Building	Humana Medical Plan, Inc.	$289,182
Westway II Building	GE Oil & Gas, Inc.	$1,987,061
Additionally, as of September 30, 2011, Wells Core Office Income REIT is obligated to fund approximately $0.4 million in leasing commissions to an unrelated party upon commencement of a GE Oil & Gas, Inc. lease at the Westway II Building. This GE Oil & Gas, Inc. lease is scheduled to commence at the earlier of (i) tenant occupancy and acceptance of premises upon completion of build-out or (ii) January 1, 2013.
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

6.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended
	September 30,
	2011	2010
Other liabilities assumed upon acquisition of properties	$1,510,056	$—
Commissions on stock sales and related dealer-manager fees due to affiliate	$122,980	$6,976
Other offering costs due to affiliate	$42,971	$3,084
Distributions payable	$396,592	$—
Discounts applied to issuance of common stock under primary offering	$316,541	$3,049
Discounts applied to issuance of common stock under DRP	$81,813	$—
Increase in redeemable common stock	$1,390,077	$—

7.     Related-Party Transactions
Advisory Agreement
Wells Core Office Income REIT is party to an agreement with the Advisor, referred to as the Advisory Agreement, under which the Advisor is required to perform services and shall be compensated for such services, as outlined below:

•
Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells Core Office Income REIT, not to exceed 2.0% of gross offering proceeds as of the date of reimbursement. Organization and offering expenses may include legal costs, accounting costs, printing costs, personnel expenses, and other bona fide offering-related costs. When reimbursing the Advisor for organization and offering expenses, subject to the above-described limitation, Wells Core Office Income REIT first reimburses all costs incurred by third parties to date; once all third-party costs have been reimbursed, Wells Core Office Income REIT will then begin to reimburse the Advisor for personnel expenses incurred to date.

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

•
Reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries (but excluding bonuses) and other employee-related expenses of the Advisor's employees, who perform a full range of real estate services for Wells Core Office Income REIT, including management, administration, operations, and marketing, and are allocated to Wells Core Office Income REIT, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee or that are reimbursable under a property management agreement or other agreement between Wells Core Office Income REIT and the Advisor or its affiliates. Such costs and expenses are allocated to Wells Core Office Income REIT for reimbursement based upon an allocation methodology approved annually by the conflicts committee of the board of directors.

Total operating expenses of Wells Core Office Income REIT, including the reimbursement of these costs and expenses to the Advisor, are limited as described below in Limitation on Operating Expenses.

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
Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of our common stock to the public. As of September 30, 2011, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $8.8 million. As of September 30, 2011, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of $3.3 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $5.5 million will be charged to additional paid-in capital and payable to the Advisor as Wells Core Office Income REIT raises additional offering proceeds under the Initial Offering.
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
Pursuant to its terms, the Management Agreement was renewed on August 11, 2011 for an additional one-year term.
Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses means all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (such as expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Commissions, net of discounts(1)(2)	$4,163,987	$216,054	$9,872,911	$216,054
Dealer-manager fees, net of discounts(1)	1,521,308	78,065	3,610,904	78,065
Acquisition fees	1,238,248	62,501	2,930,141	62,501
Other offering costs(1)	1,220,460	62,501	2,899,050	62,501
Administrative reimbursements	361,106	198,123	856,012	267,102
Asset management fees	325,332	—	579,450	—
Property management fees	83,907	—	137,343	—
Related-party interest expense(3)	—	—	5,862	—
Debt financing fee	168,000	—	249,100	—
Total	$9,082,348	$617,244	$21,140,773	$686,223

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	Substantially all commissions were re-allowed to participating broker-dealers during the three months and nine months ended September 30, 2011.

(3)
Related-party interest expense was payable to WREF on amounts previously outstanding under a $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and repaid in full on February 15, 2011.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months and nine months ended September 30, 2011 and 2010.
Due to Affiliates
The detail of amounts due to affiliates is provided below as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
General and administrative costs(1)	$—	$264,088
Administrative reimbursements	213,563	184,748
Asset management fees	247,529	28,664
Property management fees	25,994	—
Debt financing fee	112,000	15,367
Other offering costs	42,971	18,430
Acquisition fees	42,971	20,158
Commissions and dealer-manager fees	122,980	71,463
Total	$808,008	$602,918

(1)
Reflects costs paid to third parties on behalf of Wells Core Office Income REIT by the Advisor, or affiliates of the Advisor, during Wells Core Office Income REIT's start-up phase, which were recorded as general and administrative expenses in the respective period's consolidated statement of operations.

Conflicts of Interest
As of September 30, 2011, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.
Limitations on Internalization Consideration
On August 12, 2011, Wells Core Office Income REIT entered into a letter agreement with the Advisor that limits the circumstances in which WREF or one of its affiliates may receive consideration in connection with a hypothetical acquisition of the Advisor or an affiliate thereof in order to internalize management functions of Wells Core Office Income REIT.  The letter agreement provides that the consideration would be in shares of common stock of Wells Core Office Income REIT and that no consideration would be payable to the Advisor until its stockholders are deemed to have received, through a listing, merger, liquidation or similar transaction in the aggregate their original investment in shares of Wells Core Office Income REIT plus a 6% cumulative, non-compounded, annual return (adjusted to take into account prior cash distributions designated as a special distribution of net proceeds from the sale of assets). In return, the letter agreement provides that Wells Core Office Income REIT may not, without the Advisor's prior written consent, employ or solicit for employment any person who was employed by the Advisor (or an affiliate thereof) within the prior 12 months, subject to certain exceptions. The Letter Agreement will remain in effect until 12 months after the last date on which the Advisor or any of its affiliates performs advisory functions for Wells Core Office Income REIT.

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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of September 30, 2011, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
8.     Subsequent Events
Sale of Shares of Common Stock
From October 1, 2011 to October 31, 2011, Wells Core Office Income REIT raised approximately $19.8 million through the issuance of approximately 0.8 million shares of its common stock under the Initial Offering. As of October 31, 2011, approximately 192.6 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Amended Share Redemption Program
On November 8, 2011, Wells Core Office Income REIT's board of directors approved the Second Amended and Restated Share Redemption Program (the "Amended SRP").  The Amended SRP provides that if a stockholder (or a stockholder's spouse) is seeking to qualify for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, that stockholder may redeem his or her shares on the same special terms that are generally available for redemptions sought within two years of a stockholder's death or qualifying disability.  The Amended SRP also provides that the effective date of any amendment to the Amended SRP may take its effect earlier than 30 days after notice has been provided to Wells Core Office REIT's stockholders if the board of directors determines that the amendment does not adversely affect the rights of redeeming stockholders.
The Amended SRP also makes minor corresponding revisions to defined terms and references and other clarifications, none of which are expected to have any material effect on the interpretation of the Amended SRP other than the changes described above. The Amended SRP is effective as of the date on which this quarterly report on Form 10-Q is filed with the SEC.

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
Overview
We were formed to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. As of September 30, 2011, we owned seven real estate properties, consisting of approximately 1.1 million square feet. These office properties were approximately 99% leased as of September 30, 2011. We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly-owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of our common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million, and thus commenced active operations. We began acquiring real estate assets in October 2010. We continued receiving investor proceeds under our Initial Offering through September 30, 2011. Thus, the results of our operations for the three months and nine months ended September 30, 2011 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of real estate assets, interest expense associated with debt financing on the acquisition of real estate assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of September 30, 2011, we have raised gross offering proceeds of approximately $166.8 million through the issuance of our common stock in our Initial Offering and used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets.
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
Liquidity and Capital Resources
Overview
During the nine months ended September 30, 2011, we raised proceeds under our Initial Offering, net of commissions, dealer-manager fees, other offering costs and redemptions, of approximately $130.1 million, substantially all of which was invested in real estate properties, either directly (approximately $26.9 million) or through the repayment of debt (approximately $100.8 million) used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. During the nine months ended September 30, 2011, we acquired the following properties using a combination of equity and debt proceeds:

				Funded with:
Property	Location	Acquisition Date	Purchase Price	Equity Proceeds	Lines of Credit Proceeds (1)	Mortgage Debt Proceeds
Westway One Building	Houston, TX	1/27/2011	$31,000,000	$9,000,000	$22,000,000	$—
Duke Bridges I & II Buildings	Frisco, TX	5/12/2011	49,000,000	13,513,144	35,486,856	—
Miramar Centre II Building	Miramar, FL	5/27/2011	20,921,636	1,621,636	19,300,000	—
7601 Technology Way Building	Denver, CO	6/27/2011	41,500,000	1,165,184	15,434,816	24,900,000
Westway II Building	Houston, TX	9/28/2011	70,313,406	1,563,406	68,750,000	—
Total			$212,735,042	$26,863,370	$160,971,672	$24,900,000

(1)
Represents proceeds from lines of credit used to fund the respective property at the time of acquisition. As of September 30, 2011, approximately $93.2 million of this total was re-paid with net proceeds from our Initial Offering. The outstanding balance on our line of credit was approximately $67.8 million as of September 30, 2011.

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
Short-Term Liquidity and Capital Resources
Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $209.6 million. During the nine months ended September 30, 2011, we generated net proceeds from the sale of common stock under the Initial Offering, net of commissions and fees, of $130.1 million, the majority of which was used to pay down debt, fund acquisition fees and partially fund the acquisitions of the Westway One Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, and the Westway II Building (collectively, the "2011 Acquisitions"). During the nine months ended September 30, 2011, we received gross debt proceeds of $187.3 million from the Amended Regions Credit Facility and a mortgage loan with PNC Bank, N.A., which were used to partially fund the 2011 Acquisitions. We repaid approximately $100.8 million on the Amended Regions Credit Facility and a bridge loan with WREF during the nine months ended September 30, 2011. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering in the future and to use those proceeds, along with additional borrowings, to make additional real estate investments and to satisfy our near-term debt requirements.
During the nine months ended September 30, 2011, we generated net cash from operating activities of approximately $1.7 million, which consisted primarily of rental payments and property reimbursements in excess of expenditures for property operating costs, acquisition-related costs, and general and administrative costs, such as legal, accounting and other professional fees. Acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering but which under GAAP reduces net cash provided by operating activities, were approximately $4.0 million. During the nine months ended September 30, 2011, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of$3.3 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the nine months ended September 30, 2011, net cash used in investing activities was approximately $211.3 million and was primarily related to the 2011 Acquisitions. We expect to utilize the residual cash balance of approximately $4.5 million as of September 30, 2011 to satisfy current liabilities.
On August 31, 2011, our board of directors declared distributions for stockholders of record from September 16, 2011 through December 15, 2011 in an amount equal to $0.004110 (0.4110 cents) per day, per share.  We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution as our initial real estate operations stabilize over the short term.
As of September 30, 2011, the Amended Regions Credit Facility contained, among others, the following restrictive covenants:

•	The ratio of our total indebtedness to the total value of our assets, as both are defined in the Amended Regions Credit Facility, may not exceed 0.60 to 1.00.

•	Our amount of secured debt, excluding the Amended Regions Credit Facility and non-recourse debt, may not exceed 10% of our consolidated tangible assets.

•	The ratio of our adjusted EBITDA to our fixed charges, including preferred dividends, shall not be less than 1.75 to 1.00.

•
As of December 31, 2011, our tangible net worth may not be less than $110 million. At any time from January 1, 2012 to, but excluding, December 31, 2012, our tangible net worth may not be less than the sum of (1) $110 million and (2) 75% of the gross cash proceeds of all of our equity issuances consummated after December 31, 2011. As of December 31, 2012, our tangible net worth may not be less than $200 million. At any time after December 31, 2012 and before the exercise of any extension option, our tangible net worth may not be less than the sum of (1) $200 million and (2) 75% of the gross cash proceeds of all of our equity issuances consummated after December 31, 2012.

As of September 30, 2011, we believe we were in compliance and expect to remain in compliance with all other restrictive covenants of the Amended Regions Credit Facility.
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
We expect our principal demands for capital to include funding acquisitions of office and industrial properties, either directly or through investments in joint ventures; capital improvements for such properties; offering-related costs; operating expenses, including interest expense on any outstanding indebtedness; distributions; and redemptions of shares of our common stock under our share redemption plan.
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

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-gross-real-estate-asset ratio. Over the long-term, we intend to maintain debt levels significantly less than this 50% debt-to-gross-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. As of September 30, 2011, our debt-to-gross-real-estate-asset ratio was approximately 43%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our independent directors. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our conflicts committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments
As of September 30, 2011, our contractual obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations	$103,750,000	$45,105	$78,804,895	$24,900,000	$—
Estimated interest on debt obligations	9,549,638	1,128,078	8,151,934	269,626	—
Tenant allowances	2,276,243	2,276,243	—	—	—
Leasing commissions	361,271	361,271	—	—	—
Total	$115,937,152	$3,810,697	$86,956,829	$25,169,626	$—
Distributions
Our board of directors typically declares distributions to common stockholders in advance of a period spanning approximately one quarter using daily record dates. In determining the rate of stockholder distributions, our board considers a number of factors, including the current and future levels of cash available to fund stockholder distributions, which is dependent upon the operations of our properties and the rate at which we are able to raise equity proceeds under the Initial Offering to invest (in combination with borrowings) in new properties. In making this determination, our board of directors also considers our current and future projected financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.
When evaluating the amount of current and future cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as measured in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As required by GAAP, we expense all acquisition-related costs as incurred. Acquisition-related costs include acquisition fees payable to the Advisor (see Note 7 to our accompanying consolidated financial statements); customary third-party costs, such as legal fees and expenses; costs of appraisals; accounting fees and expenses; title insurance premiums; and other closing costs. As provided in the prospectus for the Initial Offering, acquisition-related costs are funded with cash generated from the sale of common stock in the Initial Offering and, therefore, are not funded with cash generated from operations.
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
Our board of directors declared distributions for stockholders of record from June 16, 2011 through September 15, 2011 in an amount equal to $0.004110 (0.4110 cent) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in September 2011.
For the nine months ended September 30, 2011, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of $3.3 million. During the same period, net cash provided by operating activities was approximately $1.7 million. In accordance with Accounting Standards Codification Topic 805 Business Combinations (“ASC 805”), which became effective for the year ended December 31, 2009, this amount was reduced by approximately $4.0 million of acquisition-related costs paid during the nine months ended September 30, 2011, which were funded from net proceeds received from our Initial Offering. As a result, the distributions paid to common stockholders for the nine months ended September 30, 2011, as described above, were funded with approximately $1.7 million (reflecting the impact of ASC 805 as described above) from our operating activities, and the remaining amount of approximately $1.6 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that acquisition-related costs have reduced net cash flows from operating activities.
Our board of directors also has declared distributions for stockholders of record from September 16, 2011 through December 15, 2011 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in December 2011.
Over the long term, we expect to fund stockholder distributions principally with cash flow from operations (reflecting the impact of ASC 805); however, in the short term, we may also temporarily use borrowings to fund stockholder distributions to bridge the gap between timing differences that may arise between the rate at which we are able to raise equity proceeds under the Initial Offering and the rate at which we are able to deploy equity into income-producing properties.
Results of Operations
Overview
Our Initial Offering was declared effective on June 10, 2010. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on September 29, 2010, we commenced active operations and acquired our first real estate property in October 2010. Accordingly, the results of operations presented for the three months and nine months ended September 30, 2011 and 2010 are not directly comparable.
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
Results of Operations for the Three Months Ended September 30, 2011
We sustained a net loss for the three months ended September 30, 2011 of approximately $2.6 million as a result of incurring a real estate operating loss of approximately $1.3 million and interest expense of approximately $1.3 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $1.5 million, which were funded with proceeds raised from the sale of our common stock in the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of sourcing the acquisitions in advance of raising investor proceeds under our Initial Offering. Our loss per share available to common stockholders for the three months ended September 30, 2011 was $0.49. As we continue to raise equity under our Initial

Offering to acquire additional real estate properties and repay current and future borrowings, and as we continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position.
Results of Operations for the Nine Months Ended September 30, 2011
We sustained a net loss for the nine months ended September 30, 2011 of approximately $6.3 million as a result of incurring a real estate operating loss of approximately $3.9 million and interest expense of approximately $2.3 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $4.0 million, which were funded with proceeds raised from the sale of our common stock in the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of sourcing the acquisitions in advance of raising investor proceeds under our Initial Offering. Our loss per share available to common stockholders for the nine months ended September 30, 2011 was $1.89. As we continue to raise equity under our Initial Offering to acquire additional real estate properties and repay current and future borrowings, and as we continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position.
Funds From Operations, Modified Funds From Operations and Adjusted Funds From Operations
Funds from Operations, as defined by NAREIT (“FFO”), is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. FFO is computed as GAAP net income (loss), adjusted to exclude: extraordinary items, gains (or losses) from property sales (including deemed sales and settlements of pre-existing relationships), depreciation and amortization of real estate assets, and adjustments for earnings allocated to noncontrolling interests in consolidated partnerships. We believe it is useful to consider GAAP net income, adjusted to exclude the above-mentioned items, when assessing our performance because excluding the above-described adjustments highlights the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be readily apparent from GAAP net income alone.
We do not, however, believe that FFO is the best measure of the sustainability of our operating performance. Changes in GAAP accounting and reporting rules that were put into effect after the establishment of NAREIT's definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance (e.g., acquisition expenses and amortization of certain in-place lease intangible assets and liabilities, among others). Therefore, in addition to FFO, we present the additional supplemental measures described below.
The Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. Because MFFO excludes costs that are considered more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability of operating performance after the period in which properties are acquired. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. Our MFFO calculation complies with the IPA's Practice Guideline and excludes the following income and expenses:

•
Additional amortization of lease assets (liabilities). GAAP implicitly assumes that the value of intangibles lease assets (liabilities) diminishes predictably over time and, thus, requires these charges to be recognized ratably over the respective lease terms. Like real estate values, market lease rates in aggregate have historically risen or fallen with local market conditions. As a result, management believes that, by excluding these charges, MFFO provides useful supplemental information that is reflective of the performance of our real estate investments that is useful in assessing the sustainability of our operations.

•
Straight-line rental income. In accordance with GAAP, rental payments are recognized as income on a straight-line basis over the terms of the respective leases. Thus, for any given period, straight-line rental income represents the difference between the contractual rental billings for that period and the average rental billings over the lease term for the same length of time. This application results in income recognition that can differ significantly from the current contract terms. By adjusting for this item, we believe MFFO provides useful supplemental information reflective of the realized economic impact of our leases that is useful in assessing the sustainability of our operating performance.

•
Real estate acquisition-related costs. Acquisition expenses are incurred for investment purposes (i.e., to promote portfolio appreciation and generation of future earnings over the long term) and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these items from MFFO provides supplemental information indicative of the sustainability of our operations. This exclusion also improves comparability of our reporting periods and of our company with other real estate operators.

Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. As disclosed in our offering prospectus, we will use the proceeds raised in the Initial Offering to acquire properties, repay indebtedness used to acquire properties and increase our borrowing capacity. We have opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under the Initial Offering in order to more quickly build a larger and more diversified portfolio. As such, in addition to the above items prescribed by IPA's Practice Guideline, we also adjust for non-cash interest expense, which represents amortization of financing costs paid to secure such short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. Management believes that the resulting measure, which we refer to as adjusted funds from operations (“AFFO”), provides supplemental information that allows for better comparability of reporting periods and that is useful in assessing the sustainability of our operations. We also believe that AFFO is useful in comparing the sustainability of our operating performance after our offerings and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in significant acquisition and short-term borrowing activities.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, MFFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO, MFFO and AFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Reconciliations of our net loss to FFO, MFFO and AFFO for the three months and nine months ended September 30, 2011 and 2010 are provided below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net loss	$(2,640,362)	$(448,491)	$(6,253,559)	$(553,161)
Adjustments:
Depreciation of real estate assets	1,351,492	—	2,625,287	—
Amortization of lease-related costs	780,550	—	1,373,511	—
Total Funds From Operations adjustments	2,132,042	—	3,998,798	—
Funds From Operations	(508,320)	(448,491)	(2,254,761)	(553,161)

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	378,188	—	661,272	—
Straight-line rental income	(189,220)	—	(435,243)	—
Real estate acquisition-related costs	1,512,112	192,101	4,026,776	192,101
Total Modified Funds From Operations adjustments	1,701,080	192,101	4,252,805	192,101
Modified Funds From Operations	1,192,760	(256,390)	1,998,044	(361,060)

Noncash interest expense	429,096	—	750,011	—
Adjusted Funds From Operations	$1,621,856	$(256,390)	$2,748,055	$(361,060)
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

As of September 30, 2011 and December 31, 2010, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of September 30, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$8,414,667	$20,170,598	$8,557,816	$1,105,083
Accumulated Amortization	(620,849)	(916,871)	(545,435)	(960)
Net	$7,793,818	$19,253,727	$8,012,381	$1,104,123

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$1,067,012	$1,138,559	$1,538,281	$—
Accumulated Amortization	(22,000)	(39,074)	(49,721)	—
Net	$1,045,012	$1,099,485	$1,488,560	$—
For the three months and nine months ended September 30, 2011, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30, 2011	$343,796	$522,229	$258,321	$960
For the nine months ended September 30, 2011	$598,849	$877,797	$495,714	$960
The remaining net intangible lease assets and liabilities as of September 30, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended December 31, 2011	$343,828	$765,606	$327,070	$28,786
For the year ending December 31:
2012	1,375,465	3,062,566	1,308,360	115,146
2013	1,365,749	3,032,890	1,303,041	115,146
2014	1,361,179	3,004,871	1,300,539	115,146
2015	1,325,852	2,892,310	1,201,162	115,146
2016	1,319,459	2,818,307	1,166,509	115,146
Thereafter	702,286	3,677,177	1,405,700	499,607
	$7,793,818	$19,253,727	$8,012,381	$1,104,123

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
Related–Party Transactions and Agreements
We have entered into agreements with the Advisor, WIS, and Wells Management whereby we pay certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, selling commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees and reimbursements.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 5, and Note 7 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	the Advisory Agreement;

•	commitments under existing lease agreements;

•	the Dealer-Manager Agreement; and

•	the Master Property Management, Leasing, and Construction Agreement.

Subsequent Events
Sale of Shares of Common Stock
From October 1, 2011 to October 31, 2011, we raised approximately $19.8 million through the issuance of approximately 0.8 million shares of our common stock under the Initial Offering. As of October 31, 2011, approximately 192.6 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Amended Share Redemption Program
On November 8, 2011, our board of directors approved the Second Amended and Restated Share Redemption Program (the "Amended SRP").  The Amended SRP provides that if a stockholder (or a stockholder's spouse) is seeking to qualify for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, that stockholder may redeem his or her shares on the same special terms that are generally available for redemptions sought within two years of a stockholder's death or qualifying disability.  The Amended SRP also provides that the effective date of any amendment to the Amended SRP may take its effect earlier than 30 days after notice has been provided to our stockholders if the board of directors determines that the amendment does not adversely affect the rights of redeeming stockholders.
The Amended SRP also makes minor corresponding revisions to defined terms and references and other clarifications, none of which are expected to have any material effect on the interpretation of the Amended SRP other than the changes described above. The Amended SRP is effective as of the date on which this quarterly report on Form 10-Q is filed with the SEC.

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
As of September 30, 2011, we had $103.8 million of debt outstanding, including $67.8 million on the Amended Regions Credit Facility and $36.0 million in property-specific mortgage debt. The Amended Regions Credit Facility bears interest at an adjustable rate based on LIBOR plus a margin that may vary from 2.75% to 3.50% or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the 30-day LIBOR plus 1.00%, plus the applicable base rate margin that may vary from 1.50% to 2.25% based on our then-current leverage ratio. The Royal Ridge V Loan ($11.1 million) and the Technology Way Loan ($24.9 million) both bear interest at variable rates based on either LIBOR or an alternative base rate plus applicable margins. As of September 30, 2011, the weighted-average interest rate of our outstanding borrowings was 4.3%. A 1.0% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. The amount outstanding on our variable-rate debt facilities in the future will be largely dependent upon the level of investor proceeds raised under our Initial Offering and the rate at which we are able to employ such proceeds in the acquisition of real estate properties and toward the repayment of the Amended Regions Credit Facility, the Royal Ridge V Loan and the Technology Way Loan.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended September 30, 2011 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2011, we had raised gross offering proceeds under the Initial Offering of approximately $166.8 million from the sale of approximately 6.7 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $15.4 million, acquisition fees of approximately $3.3 million, and other offering expenses of approximately $3.3 million, we had raised aggregate net offering proceeds of approximately $144.8 million. We have invested the majority of the net offering proceeds raised through September 30, 2011 in commercial real estate acquisitions. Going forward, we intend to continue to invest net offering proceeds in commercial real estate properties.

(c)	During the quarter ended September 30, 2011, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2011	—	—	—	(3)
August 2011	2,325	$25.00	2,325	(3)
September 2011	2,200	$25.00	2,200	(3)

(1)	All purchases of our equity securities by us in the three months ended September 30, 2011 were made pursuant to our share redemption program.

(2)	We announced the commencement of the program on June 10, 2010.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

Our board of directors has adopted a share redemption program, as amended, referred to as the Amended SRP, pursuant to which investors may sell their shares to us subject to numerous restrictions. The limits on our ability to redeem shares under the program are as set forth below:

•
Except with respect to redemptions sought within two years of a stockholder's death, qualifying disability or qualifying for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, we will not redeem shares until one year after the issuance of the shares to be redeemed.

•
We may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for “Ordinary Redemptions” (redemptions not sought within two years of an investor's death, qualifying disability or qualifying for federal assistance in connection with the payment of the costs of confinement to a long-term care facility) during the 12-month period ending on such redemption date to exceed 50% of the net proceeds from the sale of shares under our distribution reinvestment plan during such 12-month period.

•	We will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

◦	100% of the net proceeds from our distribution reinvestment plan during such 12-month period; or

◦	5% of the weighted-average number of shares outstanding in such 12-month period.
Our board of directors may amend, suspend or terminate our share redemption program upon 30 days' notice; however, the effective date of an amendment may be accelerated by the board of directors to a date that is fewer than 30 days after the date of the announcement of the amendment if the amendment does not adversely affect the rights of redeeming stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2011, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

November 8, 2011	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2011 FORM 10-Q OF
WELLS CORE OFFICE INCOME REIT, INC.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 20, 2010 and filed with the Commission on July 26, 2010.)

3.2
Articles of Amendment (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on October 11, 2011.)

3.3
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

4.4*	Second Amended and Restated Share Redemption Program

4.5
Escrow Agreement between the Company, Wells Investment Securities, Inc. and UMB Bank N.A. dated June 22, 2010 (incorporated by reference to Exhibit 4.5 to the Company's Form 10-Q filed with the Commission on August 11, 2010.)

10.1
Letter Agreement dated August 12, 2011 between Wells Core Office Income REIT, Inc. and Wells Core Office Income Advisory Services, LLC (incorporated by reference to Exhibit 10.27 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on October 11, 2011.)

10.2
Purchase and Sale Agreement by and between DNA Westway II, Ltd. and Wells Core Office Income REIT Advisory Services, LLC dated August 4, 2011 (incorporated by reference to Exhibit 10.28 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on October 11, 2011.)

10.3
First Amendment to Purchase and Sale Agreement by and between DNA Westway II, Ltd. and Wells Core Office Income REIT Advisory Services, LLC dated September 21, 2011 (incorporated by reference to Exhibit 10.29 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on October 11, 2011.)

10.4
Assignment of Purchase Agreement by and between Wells Core Office Income REIT Advisory Services, LLC and Wells Core REIT - Westway II Houston, LLC dated September 28, 2011 (incorporated by reference to Exhibit 10.30 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on October 11, 2011.)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

__________

*	Filed herewith.

**	Furnished with this Form 10-Q.