Form 10-K
period 2011-12-31
WELLS CORE OFFICE INCOME REIT INC
filed 2012-03-14
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 000-54248
__________________________________
WELLS CORE OFFICE INCOME REIT, INC.
(Exact name of registrant as specified in its charter)
  __________________________________

Maryland	26-0500668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy. Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of exchange on which registered
NONE	NONE
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates: While there is no established market for the registrant's shares of common stock, the registrant is currently conducting an initial offering of its shares of common stock on a registration statement on Form S-11. In its initial offering, the Registrant has sold its shares for $25.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2011 was approximately 4,192,213.
Number of shares outstanding of the registrant's
Only class of common stock, as of February 29, 2012: 10,379,722 shares

FORM 10-K
WELLS CORE OFFICE INCOME REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Core Office Income REIT, Inc. ("Wells Core Office Income REIT," "we," "our," or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission ("SEC"). We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
General
Wells Core Office Income REIT, Inc. is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes beginning with its taxable year ended December 31, 2010. Wells Core Office Income REIT engages in the acquisition and ownership of commercial real estate properties located in the United States. Wells Core Office Income REIT was formed on July 3, 2007, and commenced operations on September 29, 2010. Wells Core Office Income REIT conducts business primarily through Wells Core Office Income Operating Partnership, L.P. ("Wells Core OP"), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income REIT is the sole general partner of Wells Core OP. Wells Core Office Income Holdings, LLC ("Wells Core Holdings"), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP. Wells Core Office Income REIT owns 100% of the interests of Wells Core Holdings and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. In addition, Wells Core OP formed Wells Core REIT TRS, LLC ("Wells Core TRS"), a wholly owned subsidiary organized as a Delaware corporation, on December 13, 2011. References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP, Wells Core Holdings, and Wells Core TRS, unless stated otherwise.

On June 10, 2010, we commenced our initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act, with 30,000,000 of those shares being offered through the Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, the primary shares are offered at a price of $25 per share, with discounts available to certain categories of purchasers, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, we received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million (the "Minimum Offering"), at which point active operations commenced. On January 29, 2012, our board of directors approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013.

As of December 31, 2011, we had raised offering proceeds under the Initial Offering of approximately $225.6 million from the sale of approximately 9.0 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $20.8 million, acquisition fees of approximately$4.5 million, and other offering expenses of approximately $4.5 million, we had raised aggregate net offering proceeds of approximately $195.9 million, including net offering proceeds from the DRP of approximately $2.9 million. As of December 31, 2011, substantially all of our net offering proceeds have been invested in real properties and related assets, and approximately 191.0 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

Although we may invest in a wide range of real estate, we generally focus our acquisition efforts on high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. We intend to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of December 31, 2011, we owned interests in eight office properties, which include nine buildings, comprising approximately 1.3 million square feet of commercial space located in five states. Of these properties, all are wholly owned. As of December 31, 2011, our office properties were approximately 99.9% leased. For additional information regarding our properties and significant tenants, see Item 2.

On June 7, 2010, we executed an agreement (the "Advisory Agreement") with Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), under which the Advisor performs certain key functions on our behalf, including, among others, the investment of capital proceeds and management of day-to-day operations. The Advisory Agreement was renewed for an additional one-year term on June 7, 2011. The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF") and has contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management

Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out the key functions enumerated above.

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

Real Estate Investment Objectives
Our primary investment objectives are to provide current income through cash distributions paid to our investors and to preserve and return our investors' capital contributions. We also seek long-term capital appreciation from our investments.
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
Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised in our public offering and debt proceeds. We anticipate using additional net proceeds raised from the issuance of our common stock, in combination with short-term and long-term additional borrowings, to fund additional real estate investments. With respect to short-term borrowings, we intend to temporarily draw on our credit facility (see Item 7) to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to source suitable acquisition prospects.

Our charter limits our borrowings to 100% of our net assets. However, upon showing that a higher level of debt is appropriate, we may borrow in excess of this limitation if such excess is approved by a majority of the conflicts committee of the board of directors (the "Conflicts Committee") and disclosed to stockholders in our next quarterly report, along with an explanation of such excess. Over the long term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation and amortization) and, ideally, at significantly less than this 50% debt-to-gross-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders.

Our working capital line of credit provides flexibility with regard to managing our capital resources. The extent to which we draw on our credit facility is driven primarily by timing differences between raising capital in the Initial Offering and identifying and closing on property acquisitions. As of December 31, 2011, all of our debt outstanding was under variable-rate borrowing instruments. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets less total liabilities, was approximately 63% as of December 31, 2011. Our debt-to-real-estate-asset ratio, that is, the ratio of total debt to cost basis of real estate assets prior to deducting depreciation and amortization, as of December 31, 2011, was approximately 39%.

Operating Objectives
We will continue to focus on the following key operating factors:

•	Raising sufficient amounts of equity capital to acquire a large, diversified portfolio while maintaining a low-to-moderate debt-to-real-estate-asset ratio over the long-term;

•	Investing net offering proceeds in high-quality, income-producing properties that support a market distribution;

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
Investment Policies. We focus our investment efforts on the acquisition of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy tenants and governmental entities. Although we may acquire other types of real estate, this focus is preferred because we believe it best enables us to achieve our goal of preserving investor capital and generating current income. We are actively pursuing acquisition opportunities that meet this investment focus. The Advisor has extensive expertise with this type of real estate.
Working Capital Reserves. We may from time to time temporarily set aside offering proceeds, rather than pay down debt or acquire properties, in order to provide financial flexibility or in the event that suitable acquisitions are not available. While temporarily setting aside funds decreases the amount available to invest in real estate in the short term and, hence, may temporarily decrease future net income, we believe that it may be prudent under certain economic conditions to have these funds available in addition to funds available from operations and borrowings. Over the long term, we intend to use substantially all of our offering proceeds to invest in real estate.
Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 100% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation and amortization, less total liabilities, calculated quarterly by us on a basis consistently applied. A majority of our Conflicts Committee may approve a higher level of borrowing upon determining that substantial justification exists and disclosing such excess to our stockholders in our next quarterly report, along with an explanation for such excess. Over the short term, we have a policy to temporarily draw on our credit facility to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to source suitable acquisition prospects. Additionally, we may place long-term debt on our existing properties and those properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock through our Initial Offering, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation and amortization) and, ideally, at significantly less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2011, our debt-to-net-assets ratio was approximately 63% and our debt-to-real-estate-asset ratio was approximately 39%.
Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of our average invested assets or 25% of our net income, as these terms are defined by our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2011, total operating expenses represented 2.3% of average invested assets and 24.9% of net income.

Offering Policies. We are conducting a public offering of up to 200 million shares of common stock at $25 per share (with discounts available for certain categories of investors), plus additional shares offered under our distribution reinvestment plan. We believe that such offering is in the best interest of our stockholders because it increases the likelihood that we will be able to (i) acquire income-producing properties and reduce our general and administrative expenses relative to our size, thereby improving stockholder returns and (ii) to diversify our portfolio of income-producing properties, thereby reducing risk in our portfolio. For the year ended December 31, 2011, the ratio of the costs of raising capital to the amount of capital raised was 11.2%. On January 29, 2012, our board of directors approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013.

Listing Policy. We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, we believe it is more cost-effective to remain unlisted and utilize the Advisor as the external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the longer-term benefits of completing our offering stage, allowing the portfolio to mature, and then listing the shares (or executing another exit strategy) at a price that is anticipated to be higher than the price at which they would likely trade today. Our charter requires that in the event our stock is not listed on a national securities exchange by July 31, 2020, we must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders.
Employees
We have no direct employees. The employees of Wells Capital and Wells Management, affiliates of the Advisor, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based, in part, on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services, for which we pay our Advisor a separate fee. Our allocable share of administrative reimbursements totaled approximately $1.3 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Additionally, we reimburse additional salaries as a component of organization and offering cost reimbursements. See Note 9 to the accompanying consolidated financial statements for more information.

Insurance

We believe that our properties are adequately insured.

Competition

We are in competition with other investment programs to raise equity. Our Initial Offering is being conducted on a "best efforts" basis, whereby the participating brokers have no commitment or obligation to purchase any of our shares. If we are unable to raise substantial funds, we will make fewer investments, resulting in less diversification of our portfolio and an increase in our fixed operating expenses as a percentage of gross income. As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we experience competition for high-quality tenants from owners and managers of competing projects. As a result, we may experience delays in re-leasing vacant space or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Economic Dependency

We have contracted with the Advisor, Wells Management, and Wells Investment Securities, Inc. ("WIS") to provide certain services that are essential to us, including asset management services, the supervision of the property management and leasing of some properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, we are dependent upon the Advisor, Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2011, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. ("Piedmont REIT") filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and a director; Wells Capital, an affiliate of the Advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

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

On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.

On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.

On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.

On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

Website Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from our website at http://www.wellscorereit.com, or through a link to the SEC website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. You may not sell your shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale of your shares must also comply with applicable securities laws. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program, as amended, includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend, or terminate our share redemption program, as amended, upon 30 days' notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares will not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

We have a limited operating history, which makes our future performance and the performance of your investment difficult to predict.

Although we were incorporated in July 2007, we have a limited operating history. You should not rely upon the past performance of other Wells-sponsored real estate programs. Such past performance may not predict our future results. Our lack of an extensive operating history significantly increases the risk and uncertainty you face in making an investment in our shares.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

We will be competing to acquire suitable real estate investments with other REITs; real estate limited partnerships; pension funds and their advisors; bank and insurance company investment accounts; and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. We cannot be sure that the Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if the Advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in the Initial Offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. Therefore, the large size of the Initial Offering increases the risk that we may pay too much for real estate acquisitions. If we, through the Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the Initial

Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to make distributions.

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

The capital and credit markets continue to experience volatility and disruption. Liquidity in the global credit market has been severely contracted by these market disruptions. We may rely on debt financing to finance our properties and we may use debt to acquire properties. As a result of the ongoing credit market turmoil, we may not be able to refinance our indebtedness in the future or to obtain debt financing on attractive terms in the future. As such, to the extent available, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment worsens, we may modify our investment strategy in order to optimize our portfolio performance. Our options may include limiting or eliminating the use of debt.

Continued disruptions in the financial markets and sluggish economic conditions through 2012 and possibly beyond could negatively impact commercial real estate fundamentals and result in higher vacancy rates, lower rental rates, offering increased tenant improvements or concessions, and declining values in our future real estate portfolio. These could have the following negative effects on us:

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

We are unlikely to raise the maximum offering amount in the Initial Offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of properties as we otherwise would, and the value of your investment may vary more widely with the performance of specific assets, resulting in a potential greater risk that you will lose money in your investment.

The Initial Offering is being made on a "best efforts" basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of the shares. Based on the current status of the offering, we are unlikely to raise the maximum offering amount. If we are unable to raise substantial funds in the Initial Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, and the types of investments that we make. In that case, the likelihood that any single property's performance would adversely affect our profitability will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we have a less diversified portfolio of investments. Should we be unable to diversify geographically or diversify the type or particular industry of our tenants, adverse events occurring in those geographic regions or to those particular tenant industries could have a material adverse effect on our property portfolio. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to you.

Until the proceeds from the Initial Offering are fully invested, we may pay distributions from sources other than our cash flow from operations, which may cause us to have less funds available for investment in properties and other assets, and your overall return may be reduced.

Our organizational documents permit us to pay distributions from any source, and we have not established limits on the amount of net proceeds, borrowings, or cash advances we may use to pay such distributions. If we fund distributions from financings, the net proceeds from the Initial Offering or other sources, we will have less funds available for investment in properties, and your overall return may be reduced. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect other sources to fund our distributions, such as offering proceeds, borrowings, the sale of assets, and the waiver or deferral of fees otherwise owed to the Advisor. To date, we have paid distributions from cash flows from our operating activities and from borrowings. To the extent these distributions exceed our taxable income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, Robert F. Kennedy, and Donald R. Henry, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, Fretz, Kennedy, or Henry, nor does the Advisor or its affiliates, and we cannot guarantee that such persons will remain affiliated with us, the Advisor, or its affiliates. If any of these key personnel were to cease their affiliation with us, the Advisor, or its affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor's and our property managers' ability to hire and retain highly skilled managerial, operational, and marketing personnel. Competition for such personnel is intense, and the Advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. Further, we have established and intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

Affiliates of the Advisor serve as a general partner to many Wells-sponsored limited partnership programs. Those affiliates may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against the Advisor's affiliates could result in a substantial reduction of their net worth. If such liabilities affected the level of services that the Advisor could provide, our operations and financial performance could suffer.

In addition, affiliates of the Advisor are currently parties to litigation regarding Piedmont REIT's internalization of entities affiliated with the Advisor. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. Affiliates of the Advisor have and may continue to incur significant defense costs associated with the litigation.

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

We expect our portfolio of investments in commercial real estate to consist primarily of high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities, including properties at all stages of development or construction and new properties. As between office and industrial properties, we expect industrial properties to constitute no more than 10% of our portfolio after completion of our offering stage, with office properties constituting the remainder of our portfolio. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk, and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to you.

If we internalize our management functions, we could incur significant costs, including litigation costs, your interest in us could be diluted, and our operations could suffer.

At some point in the future, we may consider becoming "self-managed" by internalizing the functions performed for us by the Advisor and its affiliates, particularly if we seek to list our shares on a national securities exchange. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees and purchase information technology and other infrastructure necessary for our business. The individuals and assets may or may not be affiliated with our advisor and may be hired or acquired in separate negotiations or as a group. We may choose to hire the individuals who are most familiar with our business and to acquire the infrastructure that our business then utilizes by entering into a business combination transaction with our advisor or one of its affiliates.

If we hire non-affiliates to become our executives and employees, their lack of familiarity with our portfolio and business could adversely affect our operations and the value of your investment. However, even if we purchase our Advisor or hire individuals familiar with us, we are not likely to secure the services of all of the individuals who perform services on our behalf. Therefore, our operations may also suffer even if we hire those who are familiar with our business. In addition, if we become self-managed by acquiring our Advisor or an entity affiliated with our Advisor or a third-party real estate asset management company, the consideration for such a business combination could be significant. Piedmont REIT transferred 6,504,550 shares of common stock (after reflecting a 1-for-3 reverse stock split), which traded between $14.37 per share and $21.32 per share from the start of trading on February 10, 2010 through December 31, 2011, to acquire affiliates of its advisor. Such an acquisition could dilute your interest in us or otherwise adversely affect the value of your investment in us.

Finally, a business combination with our Advisor or one of its affiliates may be the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts to defend claims, which litigation costs would reduce the amount of funds available for us to invest in real estate assets or to pay distributions. As of the date of this Form 10-K, Piedmont REIT is a defendant to a lawsuit filed in connection with its internalization transaction.

Risks Related to Conflicts of Interest

The Advisor, Wells Capital, and Wells Management face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, i.e., the Advisor may offer us less attractive investment opportunities or we may lease to less attractive tenants, lowering your overall return.

We rely on the Advisor and Wells Capital to identify suitable investment opportunities. Other Wells-sponsored programs also rely on Wells Capital for investment opportunities. Many investment opportunities would be suitable for us as well as other Wells-sponsored programs. If the Advisor and its affiliates direct an investment opportunity to a Wells-sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of the Advisor, is most suitable. Our charter provides that for so long as we are externally managed, it is not a proper purpose of ours to make any significant investment unless the Advisor has recommended that we make the investment. In addition, we may rely on Wells Management to attract and retain creditworthy tenants for some of our properties. Other Wells-sponsored programs rely on Wells Management for the same tasks. The Advisor and its affiliates could direct attractive investment opportunities to other entities or even make such investments for its own account. Wells

Management could direct attractive tenants to other entities. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of distributions we may be able to pay you.

The Advisor faces conflicts of interest relating to joint ventures that we may form with affiliates of the Advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint venture agreements with other Wells-sponsored programs for the acquisition, development, or improvement of properties. The Advisor may have conflicts of interest in determining which Wells-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, the Advisor may face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Since the Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our and your detriment.

The Advisor, its affiliates, and our officers face competing demands on their time, and this may cause our operations and your investment to suffer.

We rely on the Advisor and its affiliates for the day-to-day operation of our business. The Advisor and its affiliates, including our officers, have interests in other Wells-sponsored programs and engage in other business activities. As a result, they have conflicts of interest in allocating their time among us and other Wells-sponsored programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of your investment, may decline. Furthermore, some or all of these individuals may become employees of another Wells-sponsored program in an internalization transaction or, if we internalize the Advisor, may not become our employees as a result of their relationship with other Wells-sponsored programs. If these events occur, the returns on our investments and the value of your investment may decline.

The Advisor and its affiliates face conflicts of interest, including significant conflicts created by compensation arrangements with us and other Wells-sponsored programs, which could result in actions that are not in your long-term best interest.

The Advisor and its affiliates will receive substantial fees from us. These fees could influence the Advisor's advice to us, as well as the judgment of the affiliates of the Advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

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

•
whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Advisor to a success-based listing fee but could also adversely affect sales efforts for other Wells-sponsored programs, depending on the price at which the shares trade; and

•
whether and when we seek to sell the company or its assets, which sale could entitle the Advisor to a success-based fee but could also adversely affect sales efforts for other Wells-sponsored programs depending upon the sales price of the company or its assets.

The acquisition fees paid to the Advisor and management and leasing fees paid to its affiliate, Wells Management, are paid irrespective of the quality of their acquisition or property-management services during the term of the related agreement. Moreover, the Advisor and Wells Management have considerable discretion with respect to the terms and timing of acquisition, disposition, and leasing transactions. Considerations relating to their compensation from other programs could result in decisions that are not in your best interest, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

All of our officers have loyalties to other Wells-sponsored programs, which loyalties could influence their judgment, resulting in actions that are not in our stockholders' best interest or that disproportionately benefit another Wells-sponsored program at our expense.

All three of our officers and one of our directors are also directors and/or officers of two other Wells-sponsored real estate programs. Their loyalties to other Wells-sponsored programs may influence their judgment when making recommendations to our board of directors with respect to matters that may affect other Wells-sponsored programs, such as the following:

•
We could enter into transactions with other Wells-sponsored programs, such as property sales or acquisitions, joint ventures, or financing arrangements. Recommendations to the board regarding the terms of those transactions may be influenced by an officer's loyalties to other Wells-sponsored programs.

•
A recommendation to the board regarding the timing of a debt or equity offering could be influenced by an officer's concern that the offering would compete with an offering of other Wells-sponsored programs.

•	A recommendation to the board regarding the timing of property sales could be influenced by an officer's concern that the sales would compete with those of other Wells-sponsored programs.

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

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion, or other rights; voting powers; restrictions; and limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our board of directors determines our major policies, including our policies regarding investment strategies, financing, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without your vote. Under Maryland General Corporation Law and our charter, you have a right to vote only on limited matters. Our board's broad discretion in setting policies and your inability to exert control over those policies increase the uncertainty and risks you face as a stockholder.

You may not be able to sell your shares under the share redemption program, as amended, and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors has adopted a share redemption program, as amended, but there are significant conditions and limitations that limit your ability to sell your shares under the program. In addition, our board of directors may amend, suspend, or terminate our share redemption program upon 30 days' notice and without stockholder approval.

Only shares held by the original purchaser from the company or shares transferred other than for value by the original purchaser and all subsequent holders may participate in the share redemption program. In other words, once a stockholder sells his or her shares, all subsequent transferees of those shares are excluded from participating in the share redemption program. Except with respect to redemptions sought within two years of a stockholder's death or qualifying disability, you would have to hold your shares for at least one year in order to participate in our share redemption program. The share redemption program limits the number of shares that we may redeem under the program as follows:

•
We may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for "Ordinary Redemptions" (redemptions not sought within two years of an investor's death or qualifying disability) during the 12-month period ending on such redemption date to exceed 50% of the net proceeds from the sale of shares under our distribution reinvestment plan during such 12-month period.

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

The terms of our share redemption program are more generous for redemptions sought within two years of a stockholder's death, qualifying disability, or qualifying for federal assistance in connection with the payment of the costs of confinement to a long-term care facility.

The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you pay. We may use the most recent price paid to acquire a share in the Initial Offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when the Advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds that you would receive upon liquidation or a resale of your shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.

To assist FINRA members and their associated persons that participate in this offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the Advisor estimated the value of our common shares as $25.00 per share as of December 31, 2011. The basis for this valuation is the fact that the offering price of our shares of common stock in the Initial Offering is $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). The Advisor has indicated that it intends to use the most recent price paid to acquire a share in the Initial Offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through the Initial Offering or follow-on public offerings ─ and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of the Initial Offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a "public equity offering" to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in Wells Core OP.)

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in the Initial Offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of the our assets because (i) there is no public trading market for the shares at this time; (ii) the $25.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, the Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. The maximum price that may be paid under the program is $25.00 per share, which is the offering price of our shares of common stock in the primary portion of the Initial Offering (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of our common shares disclosed to assist FINRA members and their associated persons that participate in this offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in the Initial Offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $25.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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

We pay substantial fees and expenses to the Advisor, its affiliates, and participating broker/dealers, which payments increase the risk that you will not earn a profit on your investment.

The Advisor, its affiliates, and participating broker/dealers perform services for us in connection with the offer and sale of our shares. The Advisor and its affiliates also perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. We pay them substantial up-front fees for some of these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to you. Largely as a result of these substantial fees, we expect that for each share sold in the primary offering of the Initial Offering, assuming we sell the maximum offering, no more than $22.015 will be available for the purchase of real estate, depending primarily upon the number of shares we sell.

We also pay significant fees to the Advisor and its affiliates during our operational stage. Those fees include asset management fees and obligations to reimburse the Advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services. We may also pay significant fees during our listing/

liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of the Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given the Advisor's familiarity with our assets and operations, we might prefer to become self-managed by acquiring the Advisor. Such an internalization transaction could result in significant payments to affiliates of the Advisor irrespective of whether you enjoyed the returns on which we have conditioned other back-end compensation, and we will not be required to seek a stockholder vote to become self-managed.

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

We will use substantially all of the Initial Offering's gross proceeds to buy properties and pay various fees and expenses. We do not intend to reserve significant proceeds from the Initial Offering for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales, or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment.

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

Under Maryland law, "business combinations" between a Maryland corporation and certain interested stockholders, or affiliates of interested stockholders, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation, who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available to distribute to you. In addition, because the value of a property's lease has a significant impact on that property's market value, the resale value of a property with high or prolonged vacancies could suffer, which could further reduce your return.

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

We may use proceeds from the Initial Offering to acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups, and our builders' ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance may also be affected or delayed by conditions beyond the builder's control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Actions of our potential future joint venture partners could reduce the returns on our future joint venture investments and decrease your overall return.

We may enter into joint ventures to acquire, develop, or improve properties with some of the proceeds of the Initial Offering. Such joint venture arrangements may involve risks not otherwise present with other methods of investment in real estate, including, for example, the following risks:

•	the possibility of disputes with our joint venture partners;

•	reduced control over our assets, such as an inability to sell an asset when doing so would have been in our best interests and

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

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

Some of these laws and regulations may impose joint and several liability on the tenants, owners, or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Our tenants' operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to you.

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

Risks Associated with Debt Financing

We have incurred, and are likely to continue to incur, mortgage and other indebtedness, which may increase our business risks.

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

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our credit facility includes a cross-default provision that provides that a payment default under any recourse obligation above a negotiated dollar amount or any non-recourse obligation above another negotiated dollar amount by us, Wells Core OP, or any of our subsidiaries will constitute a default under the credit facility.

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

We have incurred indebtedness in connection with the acquisition of our properties, and we expect that we will continue to incur indebtedness in the future. Increases in interest rates will increase our interest costs, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale might not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our charter limits us from incurring debt in relation to our net assets in excess of 100% (valued at cost before depreciation and other noncash reserves). However, upon a showing that a higher level of debt is appropriate, a majority of our Conflicts Committee, after determining that a substantial justification exists, may approve such excess in borrowings over the 100% level. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Federal Income Tax Risks

Failure to qualify as a REIT for federal income tax purposes would reduce the amount of income we have available for distribution and limit our ability to make distributions to our stockholders.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code of 1986, as amended (the "Code"). If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Additionally, we may from time to time form or acquire interests in subsidiary entities taxable as REITs. If one or more such entities were to fail to qualify as a REIT, our own compliance with the REIT qualification tests may be threatened.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would reduce the return on your investment.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease," thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give you no assurance that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction was so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal and state corporate income tax on the undistributed income.

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

•
If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% "prohibited transaction" tax.

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

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets, and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders' investments.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation, and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that does not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income)generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the Internal Revenue Services' position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the Internal Revenue Service were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interest of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year ending on or after December 31, 2011, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year ending on or after December 31, 2011. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

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

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a "pension-held REIT," (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit-sharing, Section 401(k), or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k), or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's or account's investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of "unrelated business taxable income" for the plan or IRA;

•	the investment will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. Until 18 months have passed without a sale in a public offering of our common stock, not including any offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Wells Core OP, we expect to use the gross offering price of a share of common stock in our most recent offering as the per-share estimated value thereof.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Overview
As of December 31, 2011, we owned interests in eight office properties located in five states. Of these properties, all are wholly owned. At December 31, 2011, our office properties were approximately 99.9% leased with an average lease term remaining of approximately 6.6 years. The table set forth below shows information relating to the properties we owned as of December 31, 2011.

Properties	Location	% Leased as of December 31, 2011	Rentable Square Feet	Total Purchase Price(1)	% of Total Assets	Annualized Base Rent(2)	Average Annualized Base Rent per Square Foot
Royal Ridge V Building	Irving, TX	100.0%	119,611	$18,134,588	5.8%	$2,280,027	$19.06
333 East Lake Street Building	Bloomingdale, IL	97.9%	71,053	11,710,764	3.7%	1,837,695	$25.86
Westway I Building	Houston, TX	100.0%	143,961	31,000,000	9.9%	4,471,446	$31.06
Duke Bridges I & II Buildings	Frisco, TX	100.0%	284,198	49,000,000	15.6%	6,052,159	$21.30
Miramar Centre II Building	Miramar, FL	100.0%	96,394	20,921,636	6.7%	2,741,143	$28.44
7601 Technology Way Building	Denver, CO	100.0%	182,875	41,500,000	13.2%	5,237,217	$28.64
Westway II Building	Houston, TX	100.0%	242,374	70,313,406	22.4%	8,112,605	$33.47
Franklin Center Building	Columbia, MD	100.0%	200,593	65,000,000	20.7%	5,743,342	$28.63
Total Portfolio		99.9%	1,341,059	$307,580,394	98.0%	$36,475,634

(1)
Purchase price is presented exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on estimates of their fair values.

(2)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011, multiplied by 12 months. The amount reflects total rent before rent abatements.
Property Statistics
The following table shows the tenant diversification of our office and industrial properties as of December 31, 2011.

Tenant	2011 Annualized Base Rent(1)	Percentage of 2011 Annualized Base Rent
GE Oil & Gas, Inc.	$6,535,889	18%
Science Applications International Corporation	5,700,352	16%
T-Mobile West	5,484,988	15%
Jackson National Life Insurance Co.	5,237,217	14%
Cameron International	3,010,714	8%
Humana Medical Plan, Inc.	2,741,143	8%
JP Morgan Chase Bank	2,280,027	6%
Bridgestone Retail Operations, LLC	1,837,695	5%
Vallourec & Mannesmann	1,394,712	4%
Other(2)	2,252,897	6%
	$36,475,634	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011, multiplied by 12 months. The amount reflects total rent before rent abatements.

(2)	No more than 3% is attributable to any individual tenant.

The following table shows the tenant industry diversification of our office properties as of December 31, 2011.

Industry	2011 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2011 Annualized Base Rent
Insurance Carriers	$7,978,360	279,269	22%
Electronic & Other Electric Equipment	6,535,889	184,082	18%
Business Services	5,700,352	198,634	16%
Communication	5,484,988	256,772	15%
Wholesale Trade-Durable Goods	3,702,318	128,867	10%
Oil And Gas Extraction	3,010,714	96,801	8%
Nondepository Institutions	2,363,979	126,730	6%
Other(2)	1,699,034	68,408	5%
Vacant	—	1,496	—%
	$36,475,634	1,341,059	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011, multiplied by 12 months. The amount reflects total rent before rent abatements.

(2)	No more than 3% is attributable to any individual industry.

The following table shows lease expirations of our office properties as of December 31, 2011, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2011 Annualized Base Rent(1)	Rentable Square Feet Expiring	Percentage of 2011 Annualized Base Rent
Vacant	$—	1,496	—%
2012	—	—	—%
2013	242,319	8,166	1%
2014	—	—	—%
2015	748,503	23,678	2%
2016	469,910	15,316	1%
2017	14,030,519	563,467	38%
2018	4,926,571	172,653	14%
2019	11,788,219	376,686	32%
2020	3,244,384	146,582	9%
2021	83,952	7,119	0%
Thereafter	941,257	25,896	3%
	$36,475,634	1,341,059	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011, multiplied by 12 months. The amount reflects total rent before rent abatements.

The following table shows the geographic diversification by metropolitan statistical area ("MSA") of our office and industrial properties as of December 31, 2011.

MSA	2011 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2011 Annualized Base Rent
Houston	$12,584,051	386,335	34%
Dallas	8,332,186	403,809	23%
Baltimore	5,743,342	200,593	16%
Denver	5,237,217	182,875	14%
Fort Lauderdale	2,741,143	96,394	8%
Chicago	1,837,695	71,053	5%
	$36,475,634	1,341,059	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011, multiplied by 12 months. The amount reflects total rent before rent abatements.

Other Property-Specific Information

Certain of our properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2011.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of February 29, 2012, we had approximately 10.4 million shares of common stock outstanding held of record by a total of approximately 6,100 stockholders. The number of stockholders is based on the records of DST Systems Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.
To facilitate the participation of Financial Industry Regulatory Authority ("FINRA") members in our ongoing public offering of our common stock, we disclose in each annual report distributed to stockholders the Advisor's per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, the Advisor prepares annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of individual retirement accounts ("IRAs") in the preparation of their reports relating to an investment in our shares. For these purposes, our Advisor's estimated value of a share of our common stock is $25.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price for our shares is $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). This estimated value is likely to be higher than the price at which you could resell your shares because (1) the Initial Offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares, as well as the transaction fees that are incurred in connection with the acquisition and disposition of real estate properties. There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.
The Advisor expects to continue to use the most recent public offering price per share of our common stock ($25.00) as the publicly reported estimated per-share value of our common stock until such time as a per-share value of our common stock has been estimated based on the current value of our portfolio and reported publicly. We expect that such an estimated per-share value will be determined within 18 months of the close of our final public offering. Such estimated per-share value is expected to be determined based on estimates of the current values of our assets, net of current values of our liabilities; thus, the estimate should not be viewed as an estimate of the amount of net proceeds per share that would result from a sale of our properties at that time.
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
Our board of directors typically declares distributions to common stockholders in advance of a period spanning approximately one quarter using daily record dates. In determining the rate of stockholder distributions, we consider a number of factors, including the future level of cash projected to be available to fund stockholder distributions, which is currently principally dependent upon the operations of properties that we already own and the rate at which we are able to raise equity proceeds under the Initial Offering and invest those proceeds (in combination with borrowings) into new properties.
When projecting the amount of cash to be available to fund distributions to stockholders in the future, we consider net cash projected to be provided by operating activities (as measured in the accompanying consolidated statements of cash flows), adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As provided in the prospectuses for the Initial Offering, acquisition-related costs have been and will continue to be funded with cash generated from the sale of common stock in the Initial Offering and, therefore, will not be funded with cash generated from operations.
Quarterly distributions paid to the stockholders during 2011 and 2010 were as follows:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$378,005	$1,070,785	$1,887,209	$2,794,748	$6,130,747

Per-Share Investment Income(1)	$0.074	$0.085	$0.086	$0.086	$0.331
Per-Share Return of Capital(2)	$0.253	$0.289	$0.293	$0.293	$1.128
Total Per-Share Distribution	$0.327	$0.374	$0.379	$0.379	$1.459

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$—	$—	$—	$86,367	$86,367

Per-Share Investment Income(1)	$—	$—	$—	$—	$—
Per-Share Return of Capital(2)	$—	$—	$—	$0.202	$0.202
Total Per-Share Distribution	$—	$—	$—	$0.202	$0.202

(1)	Approximately 23% and 0% of the distributions paid during the years ended December 31, 2011 and 2010, respectively, were taxable to the investor as ordinary income.

(2)	Approximately 77% and 100% of the distributions paid during the years ended December 31, 2011 and 2010, respectively, were characterized as tax-deferred.
Distributions paid in the fourth quarter of 2011 were paid to stockholders of record for the period from September 16, 2011 through December 15, 2011. Our board of directors has declared distributions for stockholders of record from December 16, 2011 through March 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay these distributions in March 2012. Our board of directors also has declared distributions for stockholders of record from March 16, 2012 through June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in June 2012.

Redemption of Common Stock

We maintain a share redemption program (the "SRP"), that allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations and penalties. The program contains different rules for redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. We refer to redemptions that do not occur within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility as "Ordinary Redemptions."

For Ordinary Redemptions, the initial price at which we will repurchase a share under the SRP is 91% of the price at which we sold the share, or $22.75 per share for a share issued at $25.00. This initial redemption price will remain fixed until the date that we complete our offering stage. On or after the date on which we complete our offering stage, the price at which we would repurchase a share under the Amended SRP will be 95% of (x) the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose less (y) the aggregate distributions per share of any net sale proceeds from the sale of assets, or other special distributions so designated by our board of directors, distributed to stockholders after the estimated per-share value is determined (the "Valuation Adjustment").

Redemptions sought within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility do not require a one-year holding period, and the redemption price is the amount paid for the shares until completion of the above-mentioned offering stage. After completion of the offering stage, the redemption price will be the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose less the Valuation Adjustment.

We define the completion of our offering stage to be 18 months after the termination of a public offering of shares by us if no other public offering of shares commenced within such 18-month period. An "offering" referred to in the foregoing sentence shall not include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the redemption of interests in Wells Core OP.

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
All of the shares that we redeemed pursuant to our SRP during the quarter ended December 31, 2011 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2011	2,360	$25.00	2,360	(3)
November 2011	—	—	—	(3)
December 2011	3,730	$25.00	3,730	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2011 were made pursuant to our SRP.

(2)	We announced the commencement of the SRP on June 10, 2010, and it was subsequently amended on November 8, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the SRP as described above.

During the year ended December 31, 2011, approximately 11,427 shares of common stock were redeemed under the SRP for approximately $0.3 million. As of December 31, 2011, all eligible shares that were submitted for redemption during the year ended December 31, 2011 were redeemed.
Use of Initial Public Offering Proceeds
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced operations on September 29, 2010. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share, with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to offer shares registered in our primary offering over a three-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that period. We may offer shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan.
Through December 31, 2011, we had sold approximately 9.0 million shares for gross offering proceeds of approximately $225.6 million, including shares sold through the DRP. As of December 31, 2011, we had incurred selling commissions, dealer-manager fees, and organization and other offering costs in the amounts set forth below. The dealer-manager reallowed all of the selling commissions and a portion of the dealer-manager fees to participating broker/dealers.

Selling commissions, net of discounts	$15,224,089
Dealer-manager fees, net of discounts	5,553,560
Organization and other offering costs	4,452,745
Total fees and costs	$25,230,394
From the commencement of the Initial Offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above and acquisition fees of approximately $4.5 million, were approximately $195.9 million, including net offering proceeds from the DRP of approximately $2.9 million. The net proceeds from the DRP from each calendar year are used to calculate the maximum dollar value of shares redeemable under our SRP. As of December 31, 2011, we have used the net proceeds from our initial public offering to partially fund approximately $307.5 million in real estate and real-estate-related investments, service acquisition-related debt, fund approximately $7.5 million of acquisition fees and expenses, fund approximately $4.7 million in deferred financing costs, and redeem approximately $0.3 million of our common stock.
Unregistered Issuance of Securities
During 2011, we did not issue any securities that were not registered under the Securities Act.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our 2010 Long-Term Incentive Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	500,000	*
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	500,000	*

*	To date, no awards have been granted under the 2010 Long-Term Incentive Plan. For more information regarding our 2010 Long-Term Incentive Plan, please see Item 11. "Executive Compensation."

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof:

	December 31, 2011	December 31, 2010	December 31, 2009
Total assets	$314,170,975	$35,420,561	$200,000
Total stockholders' equity	$179,334,927	$16,500,755	$200,000
Outstanding debt	$120,954,895	$17,275,000	$—
Outstanding long-term debt	$109,900,000	$11,100,000	$—

	Year Ended December 31,
	2011	2010	2009
Total revenues	$18,519,397	$755,389	$—
Net loss	$(10,071,668)	$(1,543,623)	$—

Net cash provided by (used in) operating activities	$2,288,530	$(696,120)	$—
Net cash used in investing activities	$(278,043,529)	$(29,426,144)	$—
Net cash provided by financing activities	$276,012,857	$34,355,272	$—
Distributions paid	$(6,130,747)	$(86,367)	$—

Proceeds raised through issuance of our common stock(1)	$205,282,643	$20,322,428	$200,000
Net debt proceeds(1)	$103,679,895	$17,275,000	$—
Investments in real estate(1)	$(277,245,814)	$(29,426,144)	$—

Per weighted-average common share data:
Net loss – basic and diluted	$(2.26)	$(13.48)	$—
Distributions declared	$1.46	$0.26	$—

Weighted-average common shares outstanding	4,452,157	114,526	8,000

(1)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.
Overview
We were formed to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. As of December 31, 2011, we owned eight real estate properties, consisting of approximately 1.3 million square feet. These office properties were approximately 99.9% leased as of December 31, 2011. We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of our common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We began acquiring real estate assets in October 2010. We continued receiving investor proceeds under our Initial Offering through December 31, 2011. Thus, the results of our operations for the year ended December 31, 2011 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of real estate assets, interest expense associated with debt financing on the acquisition of real estate assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of December 31, 2011, we have raised gross offering proceeds of approximately $225.6 million through the issuance of common stock in our Initial Offering, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under generally accepted accounting principles ("GAAP"), we expense transaction costs incurred in connection with the acquisition of real estate assets.
With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as:

•	Continuing to raise sufficient amounts of equity capital in order to acquire a large, diversified portfolio while maintaining a moderate leverage ratio; and

•	Investing net offering proceeds in properties that are accretive to our distributions at a time when the demand for high-quality, income-producing properties is high.
General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S. gross domestic product ("GDP"), the U.S. economy's growth increased at an annual rate of 3.0% in the fourth quarter of 2011, according to estimates. While the data suggest that the economic recovery continues, the rate of recovery has slowed. For the full year of 2011, real GDP increased 1.7% compared with a 3.0% increase in 2010. The growth in real GDP in 2011 reflected positive contributions from private inventory investments, personal consumption expenditures, exports, and residential and nonresidential fixed investments. While management believes the U.S. economy is likely to continue its recovery, we believe this recovery will maintain its gradual progression. Further, this recovery will face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.
Real estate market fundamentals underlying the U.S. office markets mirrored the broader U.S. economy, with modest improvement in the major indicators in 2011. The vacancy rate for the U.S. as a whole stood at 12.9% for the fourth quarter, compared with the 13.3% vacancy rate this same time a year ago. There was positive net absorption of 40.2 million square feet year-to-date in 2011, up from 16.2 million square feet recorded in 2010. Additionally, 65 of 80 metropolitan statistical areas registered positive net absorption in 2011 compared with only 43 markets that did so in 2010. Average asking rents across all office classes remained fairly flat year-over-year from $22.95 in the fourth quarter of 2010 to $22.81 in the fourth quarter of 2011. If the forecast for continued modest economic recovery holds, the office market should follow suit with improving fundamentals in 2012. Given the lack of new construction in the pipeline and the forecast for continued positive net absorption, which will lower vacancy levels, we believe positive rent growth should return to the broader market in 2013.
The upward trend in transaction volume continued for office properties in 2011, with sales of office properties totaling $63.5 billion, a 37% increase over 2010. Although gateway markets such as New York City; Washington, D.C.; and Chicago once again recorded the strongest transaction volume in 2011, investor attention also shifted to secondary markets and Class-A suburban offices in the major metros, something not seen in 2010. Capitalization rates (first-year income returns) continued to decline across the board, with central business district cap rates declining within 50-75 basis points of the previous cyclical low levels. Average central business district capitalization rates finished the year at 6.2%, while suburban rates remained relatively unchanged at 7.6%.
With 2012 GDP growth forecasted to be in the 2.0% to 2.5% range, the sluggish recovery experienced in 2011 will likely carry forward into the coming year. However, the outlook is for stronger leasing activity in 2012. During the 2011 mild office recovery, a noteworthy tenant-driven trend emerged that has been labeled "flight to quality," meaning that better quality properties in superior locations are outperforming the broader office market. While equilibrium in the office market on a national level is not expected until 2013, Class-A properties in desirable markets are expected to outperform as they did in 2011 due to this trend. Properties that are in top-tier markets, such as New York City; Washington, D.C.; and Chicago, with credit tenants and lack of near-term lease rollover continue to command higher prices and lower cap rates than properties without these qualities.
Impact of Economic Conditions on our Portfolio
A combination of low interest rates and investor demand for stable properties continued to put upward pressure on acquisition pricing for high-quality commercial real estate properties that met our investment objectives in 2011. Continued increases in acquisition pricing could (i) materially impact our ability to build a diversified portfolio of high-quality commercial real estate properties and (ii) impair our ability to continue to pay distributions at or near current rates. With continuing modest growth forecasted in the U.S. economy, office marketplace fundamentals are expected to improve, and landlord concessions such as reduced rents should abate over time as vacancy rates compress. As of December 31, 2011, our portfolio was 99.9% leased in five states and six metropolitan statistical areas. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the adverse effects of another downturn in the economy, weak real estate fundamentals, or disruption in the credit markets. If these conditions return, they would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.
Liquidity and Capital Resources
Overview
During the year ended December 31, 2011, we raised proceeds under our Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $182.2 million, substantially all of which was invested in real estate properties, either directly (approximately $27.9 million) or through the repayment of debt (approximately $148.6 million) used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. During the year ended December 31, 2011, we acquired the following properties using a combination of equity and debt proceeds:

				Funded with:
Property	Location	Acquisition Date	Purchase Price	Equity Proceeds	Lines of Credit Proceeds(1)	Mortgage Debt Proceeds
Westway I Building	Houston, TX	1/27/2011	$31,000,000	$9,000,000	$22,000,000	$—
Duke Bridges I & II Buildings	Frisco, TX	5/12/2011	49,000,000	13,513,144	35,486,856	—
Miramar Centre II Building	Miramar, FL	5/27/2011	20,921,636	1,621,636	19,300,000	—
7601 Technology Way Building	Denver, CO	6/27/2011	41,500,000	1,165,184	15,434,816	24,900,000
Westway II Building	Houston, TX	9/28/2011	70,313,406	1,563,406	68,750,000	—
Franklin Center Building	Columbia, MD	12/28/2011	65,000,000	1,000,000	64,000,000	—
Total			$277,735,042	$27,863,370	$224,971,672	$24,900,000

(1)
Represents proceeds from lines of credit used to fund the respective property at the time of acquisition. As of December 31, 2011, approximately $140.0 million of this total was repaid with net proceeds from our Initial Offering. The outstanding balance on our line of credit was approximately $85.0 million as of December 31, 2011.

On June 29, 2011, we entered into an amended and restated credit facility (the "Amended Regions Credit Facility") with a syndicate of banks led by Regions Capital Markets ("Regions Capital") and U.S. Bank Loan Capital Markets ("U.S. Bank"). The Amended Regions Credit Facility amends and restates in its entirety the credit facility, dated as of November 19, 2010, by and between us, Regions Capital, and U.S. Bank. Under the Amended Regions Credit Facility, we may borrow up to $300 million, subject to availability. The Amended Regions Credit Facility matures on November 19, 2013. We may borrow under the Amended Regions Credit Facility at rates equal to (1) LIBOR plus a margin that varies from 2.75% to 3.50% based on our then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions Bank, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the 30-day LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 1.75% to 2.50% based on our then current leverage ratio. We generally will be required to make interest-only payments.
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
Short-Term Liquidity and Capital Resources
Net cash provided by financing activities for the year ended December 31, 2011 was approximately $276.0 million. During the year ended December 31, 2011, we generated net proceeds from the sale of common stock under the Initial Offering, net of payments for commissions and fees, of $182.2 million, the majority of which was used to pay down debt, fund acquisition fees, and partially fund the acquisitions of the Westway I Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, the Westway II Building, and the Franklin Center Building (collectively, the "2011 Acquisitions"). During the year ended December 31, 2011, we received gross debt proceeds of $252.3 million from the Amended Regions Credit Facility and a mortgage loan with PNC Bank, N.A. (the "Technology Way Loan"), which were used to partially fund the 2011 Acquisitions. We repaid approximately $148.6 million on our lines of credit and notes payable during the year ended December 31, 2011. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering in the future and to use those proceeds, along with additional borrowings, to make additional real estate investments and to satisfy our near-term debt requirements.
During the year ended December 31, 2011, we generated net cash from operating activities of approximately $2.3 million, which consisted primarily of rental payments and property reimbursements in excess of payments for property operating costs, acquisition-related costs, and general and administrative costs, such as legal, accounting, and other professional fees. During the year ended December 31, 2011, acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering but which under GAAP reduces net cash provided by operating activities, were approximately $6.8 million. During the year ended December 31, 2011, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of $6.1 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the year ended December 31, 2011, net cash used in investing activities was approximately $278.0 million and was primarily related to the 2011 Acquisitions. We expect to utilize the residual cash balance of approximately $4.7 million as of December 31, 2011 to satisfy current liabilities.
Our board of directors has declared distributions for stockholders of record from December 16, 2011 through March 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay these distributions in March 2012. Our board of directors also has declared distributions for stockholders of record from March 16, 2012 through June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price); we expect to pay this distribution in June 2012. We intend to utilize operating cash flow to fund these stockholder distributions; however, if necessary, we may also utilize other sources of cash to fund a portion of these distributions as our initial real estate operations stabilize over the short term.
As of December 31, 2011, the Amended Regions Credit Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	December 31, 2011
Fixed-charge coverage ratio	Greater than 1.75x	2.77
Total debt to total asset value ratio	Less than 60%	38%
Secured debt, excluding Amended Regions Credit Facility and non-recourse debt, to consolidated tangible assets	Less than 10%	0%
Tangible net worth	Greater than $110 million	$190.2 million

•
In addition, at any time after October 1, 2011, total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (1) 90% of funds from operations, as defined in the Amended Regions Credit Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (2) the minimum amount required to continue to qualify as a REIT.

As of December 31, 2011, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Amended Regions Credit Facility.
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
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio. Over the long term, we intend to maintain debt levels significantly less than this 50% debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. As of December 31, 2011, our debt-to-real-estate-asset ratio was approximately 39%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our Conflicts Committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.
Contractual Obligations and Commitments
As of December 31, 2011, our contractual obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$120,954,895	$11,054,895	$109,900,000	$—	$—
Estimated interest on debt obligations	9,041,104	4,765,155	4,275,949	—	—
Tenant Allowances	633,214	633,214	—	—	—
Total	$130,629,213	$16,453,264	$114,175,949	$—	$—
Distributions
Our board of directors typically declares distributions to common stockholders in advance of a period spanning approximately one quarter using daily record dates. In determining the rate of stockholder distributions, our board considers a number of factors, including the current and future levels of cash available to fund stockholder distributions, which is dependent upon the operations of our properties, the rate at which we are able to raise equity proceeds under the Initial Offering, and the rate at which we invest these proceeds (in combination with borrowings) in new properties. In making this determination, our board of directors also considers our current and future projected financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.
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
Our board of directors declared distributions for stockholders of record from December 16, 2010 through February 28, 2011 in an amount equal to $0.003425 (0.3425 cents) per day, per share (a 5.0% annualized yield on a $25.00 original share price), and declared distributions for stockholders of record from March 1, 2011 through March 15, 2011 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in March 2011.
Our board of directors declared distributions for stockholders of record from March 16, 2011 through June 15, 2011 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in June 2011.
Our board of directors declared distributions for stockholders of record from June 16, 2011 through September 15, 2011 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in September 2011.

Our board of directors declared distributions for stockholders of record from September 16, 2011 through December 15, 2011 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in December 2011.
For the year ended December 31, 2011, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of $6.1 million. During the same period, net cash provided by operating activities was approximately $2.3 million. In accordance with Accounting Standards Codification Topic 805 Business Combinations ("ASC 805"), which became effective for the year ended December 31, 2009, this amount was reduced by approximately $6.8 million of acquisition-related costs paid during the year ended December 31, 2011, which were funded from net proceeds received from our Initial Offering. As a result, the distributions paid to common stockholders for the year ended December 31, 2011, as described above, were funded with approximately $2.3 million (reflecting the impact of ASC 805 as described above) from our operating activities, and the remaining amount of approximately $3.8 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that acquisition-related costs have reduced net cash flows from operating activities.
Our board of directors has declared distributions for stockholders of record from December 16, 2011 through March 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price); we expect to pay these distributions in March 2012. Our board of directors also has declared distributions for stockholders of record from March 16, 2012 through June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price); we expect to pay this distribution in June 2012.
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
Results of Operations
Overview
Our Initial Offering was declared effective on June 10, 2010. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on September 29, 2010, we commenced active operations and acquired our first real estate property in October 2010. Accordingly, the results of operations presented for the years ended December 31, 2011 and 2010 are not directly comparable.
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
Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2011
Rental income and tenant reimbursements increased from approximately $0.7 million and $0.1 million, respectively, for the year ended December 31, 2010 to approximately $13.5 million and $5.0 million, respectively, for the year ended December 31, 2011, primarily as a result of the growth in the portfolio during 2011 and owning the properties acquired in 2010 for a full year. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2011 for an entire year and future acquisitions of real estate assets.
Property operating costs and asset and property management fees increased from approximately $0.2 million and $44,000, respectively, for the year ended December 31, 2010 to approximately $6.6 million and $1.4 million, respectively, for the year ended December 31, 2011, primarily as a result of the growth in the portfolio during 2011 and owning the properties acquired in 2010 for a full year. Property operating costs and property management fees represent approximately 36% and 43% of total revenue for the years ended December 31, 2010 and 2011, respectively. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2011 for an entire year and future acquisitions of real estate assets.
Depreciation of real estate and amortization of lease costs increased from approximately $0.3 million and $0.1 million, respectively, for the year ended December 31, 2010 to approximately $4.5 million and $2.5 million, respectively, for the year ended December 31, 2011, primarily due to the acquisition of properties during 2011 and owning the properties acquired in 2010 for a full year. Amortization increased at a higher rate than depreciation primarily because the period of amortization for lease assets is the respective lease term, which is generally shorter than the useful life over which buildings and improvements are depreciated. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2011 for an entire year and future acquisitions of real estate assets.
General and administrative expenses increased from approximately $0.7 million for the year ended December 31, 2010 to approximately $2.9 million for the year ended December 31, 2011, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and owning the properties acquired in 2010 for a full year. General and administrative expenses, as a percent of total revenues, decreased from approximately 92% for the year ended December 31, 2010 to approximately 16% for the year ended December 31, 2011. In connection with the acquisition of additional real properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to continue to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.
Acquisition fees and expenses increased from approximately $0.7 million for the year ended December 31, 2010 to approximately $6.8 million for the year ended December 31, 2011, primarily due to an increase in the amount of equity proceeds raised under our Initial Offering. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 9 – Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to continue to increase as we raise additional gross offering proceeds under our Initial Offering and acquire additional real estate assets.
Interest expense increased from approximately $0.3 million for year ended December 31, 2010 to approximately $3.8 million for the year ended December 31, 2011, primarily due to an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised in the Initial Offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.
Our net loss increased from approximately $1.5 million for the year ended December 31, 2010 to approximately  $10.1 million for the year ended December 31, 2011, primarily due to an approximately $5.0 million increase in our real estate operating loss and an increase in our interest expense of approximately $3.5 million. We sustained a net loss for the year ended December 31, 2011 as a result of incurring a real estate operating loss of approximately $6.2 million and interest expense of approximately $3.8 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $6.8 million, which were funded with proceeds raised from the sale of our common stock in the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2010 and 2011. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved from approximately $13.48 for the year ended

December 31, 2010 to $2.26 for the year ended December 31, 2011 due to an approximate increase in weighted-average shares outstanding of 4.3 million shares, offset by the increase in our net loss. As we continue to raise equity under our Initial Offering to acquire additional real estate properties and repay current and future borrowings, and as we continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position. The level of future net income (loss) per share will vary, primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets.
Results of Operations for the Year Ended December 31, 2010
We sustained a net loss for the year ended December 31, 2010 of approximately $1.5 million as a result of incurring a real estate operating loss of approximately $1.2 million and interest expense of approximately $0.3 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $0.7 million, as well as administrative fees during the start-up phase, which were funded with proceeds raised from the sale of our common stock in the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of sourcing the acquisitions in advance of raising investor proceeds under our Initial Offering. Our loss per share available to common stockholders for the year ended December 31, 2010 was $13.48.
Funds From Operations, Modified Funds From Operations, and Adjusted Funds From Operations
Funds from Operations ("FFO"), as defined by NAREIT, is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. FFO is computed as GAAP net income (loss), adjusted to exclude: extraordinary items, gains (or losses) from property sales (including deemed sales and settlements of pre-existing relationships), depreciation and amortization of real estate assets, impairment write-downs for depreciable real estate, and adjustments for earnings allocated to noncontrolling interests in consolidated partnerships. We believe it is useful to consider GAAP net income, adjusted to exclude the above-mentioned items, when assessing our performance because excluding the above-described adjustments highlights the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be readily apparent from GAAP net income alone.
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
The Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. Because MFFO excludes costs that are considered more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect operations only in periods in which properties are acquired, MFFO can provide, on a going-forward basis, an indication of the sustainability of operating performance after the period in which properties are acquired. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. Our MFFO calculation complies with the IPA's Practice Guideline and excludes the following income and expenses:

•
Additional amortization of lease assets (liabilities). GAAP implicitly assumes that the value of intangible lease assets (liabilities) diminishes predictably over time and, thus, requires these charges to be recognized ratably over the respective lease terms. Like real estate values, market lease rates in aggregate have historically risen or fallen with local market conditions. As a result, management believes that by excluding these charges, MFFO provides useful supplemental information that is reflective of the performance of our real estate investments, which is useful in assessing the sustainability of our operations.

•
Straight-line rental income. In accordance with GAAP, rental payments are recognized as income on a straight-line basis over the terms of the respective leases. Thus, for any given period, straight-line rental income represents the difference between the contractual rental billings for that period and the average rental billings over the lease term for the same length of time. This application results in income recognition that can differ significantly from the current contract terms. By adjusting for this item, we believe MFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance.

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

Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation than they are during the period after their capital raising activities have ceased. As disclosed in our offering prospectus, we will use the proceeds raised in the Initial Offering to acquire properties, repay indebtedness used to acquire properties, and increase our borrowing capacity. We have opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under the Initial Offering in order to more quickly build a larger and more diversified portfolio. In conjunction with certain acquisitions, we may enter into a master lease agreement with the seller, whereby the seller is obligated to pay us rent pertaining to certain spaces impacted by existing rental abatements. As such, in addition to the above items prescribed by IPA's Practice Guideline, we also adjust for non-cash interest expense and master lease proceeds. Non-cash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. In accordance with GAAP, amounts received from a seller are recorded as an adjustment to the basis of real estate assets at the time of acquisition, and, accordingly, are not included in revenues, net income, or FFO. This application results in income recognition that can differ significantly from current contract terms. Management believes that the resulting measure, which we refer to as adjusted funds from operations ("AFFO"), provides supplemental information that (i) allows for better comparability of reporting periods and (ii) is reflective of the realized economic impact of our leases (including master leases) that is useful in assessing the sustainability of our operating performance. We also believe that AFFO is useful in comparing the sustainability of our operating performance after our offerings and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in significant acquisition and short-term borrowing activities.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, MFFO, and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO, MFFO, and AFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Reconciliations of our net loss to FFO, MFFO, and AFFO for the years ended December 31, 2011 and 2010 are provided below:

	Year Ended December 31,
	2011	2010
Reconciliation of Net Loss to FFO, MFFO, and AFFO:
Net loss	$(10,071,668)	$(1,543,623)
Adjustments:
Depreciation of real estate assets	4,484,518	252,225
Amortization of lease-related costs	2,480,235	88,795
Total Funds From Operations adjustments	6,964,753	341,020
Funds From Operations	(3,106,915)	(1,202,603)

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	1,019,736	22,000
Straight-line rental income	(793,750)	(38,515)
Real estate acquisition-related costs	6,784,605	668,855
Total Modified Funds From Operations adjustments	7,010,591	652,340
Modified Funds From Operations	3,903,676	(550,263)

Noncash interest expense	1,199,324	152,990
Master lease proceeds	535,038	—
Adjusted Funds From Operations	$5,638,038	$(397,273)
Portfolio Information
As of December 31, 2011, we owned interests in eight office properties located in five states, all of which are wholly owned. As of December 31, 2011, our office properties were approximately 99.9% leased, with an average lease term remaining of approximately 6.6 years.
As of December 31, 2011, our highest tenant concentrations were as follows:

Tenant	2011 Annualized Base Rent(1)	Percentage of 2011 Annualized Base Rent
GE Oil & Gas, Inc.	$6,535,889	18%
Science Applications International Corporation	5,700,352	16%
T-Mobile West	5,484,988	15%
Jackson National Life Insurance Co.	5,237,217	14%
	$22,958,446	63%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011, multiplied by 12 months. The amount reflects total rent before rent abatements.

As of December 31, 2011, our highest tenant industry concentrations were as follows:

Industry	2011 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2011 Annualized Base Rent
Insurance Carriers	$7,978,360	279,269	22%
Electronic & Other Electric Equipment	6,535,889	184,082	18%
Business Services	5,700,352	198,634	16%
Communication	5,484,988	256,772	15%
Wholesale Trade-Durable Goods	3,702,318	128,867	10%
	$29,401,907	1,047,624	81%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011, multiplied by 12 months. The amount reflects total rent before rent abatements.

As of December 31, 2011, our highest geographic concentrations by MSA were as follows:

MSA	2011 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2011 Annualized Base Rent
Houston	$12,584,051	386,335	34%
Dallas	8,332,186	403,809	23%
Baltimore	5,743,342	200,593	16%
Denver	5,237,217	182,875	14%
	$31,896,796	1,173,612	87%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011, multiplied by 12 months. The amount reflects total rent before rent abatements.

For more information on our portfolio, see Item 2.
Election as a REIT
We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service ("IRS") grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.
Wells Core TRS is a wholly owned subsidiary of Wells Core Office Income REIT that is organized as a Delaware limited liability company. We have elected to treat Wells Core TRS as a taxable REIT subsidiary. We may perform additional, noncustomary services for tenants of buildings that we own through Wells Core TRS, including any real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
No provision for federal income taxes has been made in our accompanying consolidated financial statements as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.
Inflation
We are exposed to inflation risk, as income from long-term leases is intended to be the primary source of our cash flows from operations. As is true for our current leases, we anticipate that there will be provisions in the majority of our future tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions could include rent steps; reimbursement billings for operating expense pass-through charges; real estate tax and insurance reimbursements on a per-square-foot basis; or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.
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
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

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
The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.
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

As of December 31, 2011 and 2010, we had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$1,067,012	$1,138,559	$1,538,281	$—
Accumulated Amortization	(22,000)	(39,074)	(49,721)	—
Net	$1,045,012	$1,099,485	$1,488,560	$—
For the years ended December 31, 2011 and 2010, we recognized the following amortization of intangible lease assets and liabilities:

For the year ended December 31:	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$948,181	$1,651,581	$827,149	$29,746
2010	$22,000	$39,074	$49,721	$—

The remaining net intangible lease assets and liabilities as of December 31, 2011 will be amortized as follows:

For the year ending December 31:	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$1,884,234	$3,825,063	$1,709,632	$115,146
2013	1,874,518	3,795,388	1,704,313	115,146
2014	1,869,949	3,767,368	1,701,811	115,146
2015	1,834,621	3,654,807	1,602,434	115,146
2016	1,828,228	3,580,804	1,567,761	115,146
Thereafter	2,011,105	5,643,767	2,440,919	499,607
Total	$11,302,655	$24,267,197	$10,726,870	$1,075,337
Weighted-Average Amortization Period	6 years	7 years	7 years	9 years
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For lease extensions of in-place leases that are executed more than one year prior to the original lease expiration date, the useful life of the intangible lease assets and liabilities will be extended over the new lease term with the exception of those components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
Related–Party Transactions and Agreements
We have entered into agreements with the Advisor, WIS, and Wells Management whereby we pay certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, selling commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 9 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees, and reimbursements.
Assertion of Legal Action Against Related Parties
On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and a director; Wells Capital, an affiliate of our advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.
On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.
On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.
On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 7 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	the Advisory Agreement;

•	commitments under existing lease agreements;

•	the Dealer-Manager Agreement; and

•	the Master Property Management, Leasing, and Construction Agreement.
Subsequent Events
Sale of Shares of Common Stock
From January 1, 2012 to February 29, 2012, we raised approximately $33.8 million through the issuance of approximately 1.4 million shares of our common stock under the Initial Offering. As of February 29, 2012, approximately 189.7 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Property Under Contract

On February 8, 2012, we entered into a purchase and sale agreement to purchase a 10-story office building containing approximately 268,200 square feet (the "South Lake at Dulles Corner Building") for approximately $91.1 million, exclusive of closing costs and adjustments. The acquisition is expected to be funded with proceeds raised from the Initial Offering and proceeds from the Amended Regions Credit Facility. The South Lake at Dulles Corner Building was built in 2008 and is located on approximately 7.5 acres of land in Herndon, Virginia. The South Lake at Dulles Corner Building is currently 100% leased to two tenants and is anchored by Time Warner Cable, Inc., which leases approximately 99.5% of the building. The closing of the transaction is expected to occur on March 22, 2012; however, the consummation of the purchase of the South Lake at Dulles Corner Building is subject to certain conditions. We cannot make any assurances that the closing of this investment will occur.

Declaration of Distributions

On February 29, 2012, our board of directors declared distributions for stockholders of record from March 16, 2012 through June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share. We expect to pay this distribution in June 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the years ended December 31, 2011 and 2010.

ITEM 9A.	CONTROLS AND PROCEDURES
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

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
Board Membership Criteria
The board of directors annually reviews the appropriate experience, skills, and characteristics required of board members in the context of the then-current membership of the board. This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment, and skills such as an understanding of commercial real estate, capital markets, the securities brokerage industry, commercial banking, insurance, business leadership, accounting, and financial management. No one person is likely to possess deep experience in all of these areas. Therefore, the board of directors has sought a diverse board of directors whose members collectively possess these skills and experiences. Other considerations include the candidate's independence from conflict with us and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of effort in preparation for those meetings. It also is expected that independent directors nominated by the board of directors shall be individuals who possess a reputation and hold (or have held) positions or affiliations befitting a director of a large publicly held company and are (or have been) actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional, or academic community. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director who is not an independent director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we acquire and manage.
Selection of Directors
The board of directors and Conflicts Committee are responsible for selecting their own nominees and recommending them for election by the stockholders. Pursuant to our charter, however, the independent directors, through the Conflicts Committee, must nominate replacements for any vacancies among the independent director positions. All director nominees then stand for election by the stockholders annually.
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

Executive Officers and Directors
We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2012.

Name	Position(s)	Age	Year First Became a Director
Leo F. Wells, III	President, Chairman of the Board, and Director	68	2010
Douglas P. Williams	Executive Vice President, Secretary, and Treasurer	61	N/A
Randall D. Fretz	Senior Vice President	59	N/A
John C. Alexander	Director	60	2011
Frank M. Bishop	Director	68	2010
Harvey E. Tarpley	Director	71	2010

Leo F. Wells, III, has served as our President since our inception in July 2007 and as the chairman of the board of directors since July 2010. Mr. Wells previously served as one of our directors from July 2007 to June 2010, as well. He has also served as a director of Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") since July 2003 and as President of Wells Timberland REIT, Inc. ("Wells Timber") since September 2005. Mr. Wells served as President of Wells REIT II from July 2003 to July 2010. Mr. Wells served as a director of Wells Timber from September 2005 to June 2007. He is also the sole stockholder, sole director, and Treasurer of WREF, which he founded in 1984 and served as WREF's President from 1984 to February 2012. WREF directly or indirectly owns Wells Capital, the Advisor, Wells Management, WIS, Wells & Associates, Inc., Wells Development Corporation, and Wells Asset Management, Inc. He is also the sole director, President, and Treasurer of Wells Management; Wells Capital; Wells Development Corporation, a company organized in 1997 to develop real estate properties; and Wells Asset Management, Inc., a company organized in 1997, which serves as an investment adviser to the Wells Family of Real Estate Funds. Since 1997 to October 2010, Mr. Wells served as the President and a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which sponsored two publicly offered mutual funds. He is the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978. From 1998 to May 2007, Mr. Wells served as President and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public REIT sponsored by WREF until April 16, 2007, when Piedmont REIT acquired entities affiliated with WREF and became a self-advised REIT. From July 2006 to March 2008, Mr. Wells was the President and a director of Institutional REIT, Inc. ("Institutional REIT"), a prior public program sponsored by WREF.
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
On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver, and Consent ("AWC") with the National Association of Securities Dealers, Inc. ("NASD") relating to alleged rule violations. The AWC set forth the NASD's findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD's Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking, made in March 2001, not to engage in the conduct described above, thereby failing to observe high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.
WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells' one-year suspension from acting in a principal capacity ended on October 6, 2004.
Among the most important factors that led to the board of directors' recommendation that Mr. Wells serve as our director are Mr. Wells' leadership skills, integrity, judgment, knowledge of our company and the Advisor, commercial real estate expertise, knowledge of the retail securities brokerage industry, and public company director experience.
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
Randall D. Fretz has served as our Senior Vice President since our inception in July 2007 and has served as Senior Vice President of Wells Capital since 2002. He has also served as the Chief of Staff and Vice President of WREF since 2002, as a Senior Vice President of Wells REIT II and Wells Timber since 2004 and January 2006, respectively, as Assistant Secretary of Wells Timber since April 2010, and as a director of Wells Investment Securities since 2003. From 2002 to April 2007, Mr. Fretz served as Vice President of Piedmont REIT and as Senior Vice President of Institutional REIT from July 2006 to March 2008. Mr. Fretz is primarily responsible for corporate strategy and planning and advising and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a bachelor degree in each of Sociology and Physical Education from McMaster University in Hamilton, Ontario. He also earned a Master's of Business Administration degree from the Ivey School of Business in London, Ontario.
John C. Alexander, III, has served as one of our directors since March 2011. Mr. Alexander, currently serves as Vice Chairman and Partner of Rainmaker Group Holdings, a software company specializing in revenue optimization solutions for apartments and hotels, a position he has held since November 2010. Prior to joining Rainmaker Group Holdings, Mr. Alexander served as Chief Executive Officer of NextLevel Strategies, LLC, a consulting/private equity firm he founded in 2002. From 1987 to 2002, Mr. Alexander was the Chief Executive Officer of BCD Travel (formerly WorldTravel BTI), a business travel company co-founded by Mr. Alexander. While at BCD Travel, Mr. Alexander co-founded the travel technology firm, TRX, Inc., and served as its Chairman of the Board. Mr. Alexander previously served as the Chief Financial Officer and Executive Vice President of Noro Realty Advisors, Inc. from 1983 to 1988. Mr. Alexander also has eight years of audit experience with Arthur Andersen & Co., where he was an audit manager from 1973 to 1981. While at Arthur Andersen he worked for clients in the real estate, finance, REIT, mortgage, and insurance industries.
Mr. Alexander currently serves as a director for Crown Financial Ministries and FCS Urban Ministries. In 2005, he received the Business Leader Award by Georgia Family Council, an award given to a businessman who has had a positive effect on families. Mr. Alexander was awarded the Ernst & Young National Entrepreneur of the Year Award for Principle Centered Leadership in 1999. He was named Master Entrepreneur of the Year for the Alabama, Georgia, and Tennessee Region by Ernst & Young for 1999 and was one of three finalists for this award nationally. Mr. Alexander has also been ranked as one of the top-25 travel executives in America by Business Travel News. He was named the 1998 "Person of the Year" for Corporate Travel by Travel Agent Magazine and is one of 16 people to be inducted into the Business Travel News Hall of Fame in the last 15 years. Mr. Alexander holds a Bachelor of Arts degree in accounting from Duke University and was previously licensed as a certified public accountant in North Carolina.
Among the most important factors that led to the board of directors' recommendation that Mr. Alexander serve as one of our directors are Mr. Alexander's leadership skills, integrity, judgment, expertise in the corporate travel and commercial real estate industry, accounting and financial management expertise, and independence from management and our sponsor and its affiliates.
Frank M. Bishop has served as one of our directors since June 2010. Since 2001, Mr. Bishop has served as the General Partner of AL III Management Co., an investment partnership with a focus on venture funds. From 1987 until 2001, Mr. Bishop served as a member of the senior management that built INVESCO into one of the largest publicly traded global investment management companies, with shareholder equity valued at approximately $4.5 billion at the time of his retirement in 2001. During Mr. Bishop's tenure at INVESCO, he served as the President and Chief Executive Officer of both INVESCO Capital Management and INVESCO, Inc., the North American operating subsidiary of AMVESCAP, PLC, which later became INVESCO, Ltd. (NYSE: IVZ). In his role at INVESCO, Mr. Bishop served as a director to multiple INVESCO management and advisory companies, including INVESCO Realty Advisors, INVESCO Management & Research, and PRIMCO Capital Management.
Since June 2007, Mr. Bishop has served as a director of Factor Trust, Inc., a global credit reporting agency company. Since February 2010, he has served as a director of Neothermal Energy, a start-up energy venture company. He also currently serves on the advisory boards of several companies, including the following: since January 2005, iP2BIZ, an early-stage investment company focusing on proprietary intellectual property; since June 2005, the Quality Group, a software training company; since 2004, Engent, Inc., a specialized hi-tech company; and since July 2009, the Seraph Group, an angel fund investment company. In addition to Mr. Bishop's extensive financial services experience, from 2001 to June 2005, Mr. Bishop served as an adjunct professor at Clemson University and the acting Chief Investment Officer for the Clemson University Endowment. Mr. Bishop received his Bachelor of Science degree in Engineering with honors from Clemson University and has completed the Financial Executive Program at the Darden Business

School of the University of Virginia.
Among the most important factors that led to the board of directors' recommendation that Mr. Bishop serve as one of our directors are Mr. Bishop's leadership skills, integrity, judgment, investment expertise, public company director experience, and independence from management and our sponsor and its affiliates.
Harvey E. Tarpley has served as one of our directors since June 2010. From 1978 to 2010, Mr. Tarpley was a partner at Tarpley & Underwood, an accounting firm that he co-founded in 1978. Mr. Tarpley retired from Tarpley & Underwood in December 2010. At Tarpley & Underwood, he focused primarily on profit enhancement analysis, consulting on management matters, and assisting with income and estate tax matters. From 1978 to 1990, Mr. Tarpley managed the accounting and auditing practice, where he was engaged by manufacturing, distribution, construction, retail, service, and nonprofit companies. In 2011, Tarpley & Underwood merged with Windham Brannon, with the expanded firm continuing as Windham Brannon, P.C., CPAs.
Mr. Tarpley was a member of the Council of the American Institute for Certified Public Accountants from 1992 to 1995. From 1991 to 1992, he served as President of the Georgia Society of CPAs ("GSCPA"). Prior to that, Mr. Tarpley served as the Treasurer, Vice President, Director-at-Large, and President-Elect for the GSCPA from 1987 to 1991. From 1980 to 2006, he served on various task forces and committees of the GSCPA, including the following: the Uniform Accountancy Act Task Force; the Task Force on Restructuring the GSCPA; the Accounting Career Awareness committee; the Accounting and Auditing Review committee; the Insurance Advisory committee; the Personnel committee; and the Meritorious Service Award committee. In July 2009, he began his second term as a member of the Meritorious Service Award committee. In June 2009, Mr. Tarpley was awarded the GSCPA's Meritorious Service Award, the highest award given by the GSCPA. Since June 2008, Mr. Tarpley has served as a member of the board of directors of the GSCPA Educational Foundation and is currently serving as the President for a term of June 2011 through May 2012. Additionally, from 1992 to 2000, Mr. Tarpley served as a member of the board of directors of the Accountants Professional Liability Insurance Group of Monterey, California, serving as President of that board from 1997 to 2000. Mr. Tarpley holds a Bachelor of Business Administration degree (concentration in accounting) from The University of Georgia.
Among the most important factors that led to the board of directors' recommendation that Mr. Tarpley serve as one of our directors are Mr. Tarpley's leadership skills, integrity, judgment, accounting and financial management expertise, and independence from management and our sponsor and its affiliates.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2011 except that one report on Form 4 of Leo F. Wells, III, our President and chairman of our board of directors, dated July 22, 2011, was inadvertently filed late.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellscorereit.com.

Audit Committee Financial Expert
The members of the Audit Committee are Harvey E. Tarpley (Chairman), John C. Alexander, and Frank M. Bishop. Each of the members of the Audit Committee is "independent" as defined by the NYSE. The board has determined that Mr. Tarpley qualifies as the Audit Committee "financial expert" within the meaning of SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of the Advisor and its affiliates and are compensated by these entities, in part, for their services to us. Under the terms of the Advisory Agreement, the Advisor is responsible for providing our day-to-day management, subject to the authority of our board of directors. See Item 13 for a discussion of the fees paid and expenses reimbursed to the Advisor and its affiliates in connection with managing our operations. Included in the organization and offering costs for which we reimburse our advisor up to 2.0% of gross offering proceeds are expense reimbursements for the portion of our executive officers' salaries allocated to us for providing services to us related to our offering.
When reimbursing the Advisor for organization and offering expenses, subject to above-described limitation, we first reimburse all costs incurred to third parties to date; once all third-party costs have been reimbursed, we then reimburse the Advisor for personnel expenses, including expenses related to our allocable portion of the salaries of our executive officers incurred to date. During the years ended December 31, 2011 and 2010, we did not reimburse the Advisor for any portion of the salaries of our executive officers because organization and offering expenses incurred by the Advisor were in excess of 2.0% of gross offering proceeds, and third-party costs incurred to date were reimbursed first.
Compensation of Directors
We have provided below certain information regarding compensation paid to or earned by our directors during the 2011 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Leo F. Wells, III(1)	—	—
John C. Alexander	$55,583	$55,583
Frank M. Bishop	$63,500	$63,500
Harvey E. Tarpley	$66,000	$66,000

(1)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $32,000;

•	$2,500 per each regularly scheduled board meeting attended;

•	$2,500 per each regularly scheduled Audit Committee meeting attended (the Audit Committee chairman receives an additional $500 for each meeting attended in person);

•	$1,500 per each regularly scheduled meeting of other committees attended (the chairman of each committee receives an additional $500 for each meeting attended in person);

•	$250 per each special board meeting attended whether held in person or by telephone conference.

On March 16, 2011, our board of directors approved an increase in the annual retainer paid to each of our Independent Directors from $30,000 to $32,000, effective April 1, 2011.
In addition, we have reserved 500,000 shares of common stock for future issuance pursuant to awards that may be granted under the 2010 Long-Term Incentive Plan (described below). All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
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

We have reserved an aggregate number of 500,000 shares for issuance pursuant to awards that may be granted under the incentive plan. In the event of a transaction between us and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering, or large nonrecurring cash dividend), the share authorization limits under the incentive plan will be adjusted proportionately, and the Conflicts Committee must make such adjustments to the incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend, or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the incentive plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
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
Equity Compensation Plan Information
We have adopted the 2010 Long-Term Incentive Plan, which includes the 2010 Independent Directors Compensation Plan and which, collectively, we refer to as the incentive plan. The incentive plan is intended to attract and retain officers, directors, advisors, and consultants considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. Although we do not currently intend to hire any employees, any employees we may hire in the future would also be eligible to participate in our incentive plan. We have reserved an aggregate number of 500,000 shares for issuance pursuant to awards that may be granted under the incentive plan. The incentive plan was approved prior to commencement of the Initial Offering by our board of directors and sole stockholder on June 7, 2010. No awards have been issued under the incentive plan, and we currently have no plans to issue any awards under the incentive plan.
Security Ownership of Certain Beneficial Owners
The following table shows, as of February 29, 2012, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Leo F. Wells, III(3)	19,556	*
Douglas P. Williams	221	*
Randall D. Fretz	—	—
John C. Alexander	—	—
Frank M. Bishop	3,355	*
Harvey E. Tarpley	—	—
All officers and directors as a group(3)	23,132	*
*    Less than 1% of the outstanding common stock.

(1)	Address of each named beneficial owner is c/o Wells Core Office Income REIT, Inc., 6200 The Corners Parkway, Norcross, Georgia 30092-3365.

(2)	None of the shares are pledged as security.

(3)
Includes 8,000 shares of common stock purchased by WREF from us at $25.00 per share. Mr. Wells owns all of the shares of the capital stock of WREF and, therefore, is deemed to be beneficial owner of WREF's 8,000 shares of our stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the Advisory Agreement with the Advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2011, as well as any such currently proposed transactions. Set forth below is a description of such transactions and the committee's report on their fairness.
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
The Advisor is at all times subject to the supervision of our board of directors and has only such authority as we may delegate to it as our agent. The term of our Advisory Agreement runs through June 6, 2012, and is subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2011 through the most recent date practicable, which was December 31, 2011, we have compensated the Advisor as set forth below.

We have incurred acquisition fees payable to the Advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incur such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2011 through December 31, 2011, totaled approximately $4.1 million.
Under the terms of the Advisory Agreement, having raised the Minimum Offering under the Initial Offering, we became obligated to reimburse the Advisor for organization and offering costs, including legal, accounting, printing, personnel expenses, and other accountable offering costs, equal to the lesser of actual costs incurred or 2.0% of the total gross offering proceeds raised. As of December 31, 2011 and 2010, the Advisor had incurred aggregate organization and offering expenses on our behalf of approximately $10.7 million and $4.0 million, respectively. As of December 31, 2011, cumulative other offering costs of approximately $4.5 million have been incurred and charged to additional paid-in capital related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised under the Initial Offering. The remaining approximately $6.2 million will be charged to additional paid-in capital and will become payable to the Advisor as additional offering proceeds are raised under the Initial Offering.
For asset management services in 2011, we generally paid monthly asset management fees equal to one-twelfth of 0.75% of the cost of all of our properties and our investments in joint ventures. Asset management fees incurred from January 1, 2011 through December 31, 2011, totaled approximately $1.0 million.
Additionally, we reimburse the Advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We do not, however, reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. Administrative reimbursements, net of reimbursements from tenants, from January 1, 2011 through December 31, 2011, totaled approximately $1.3 million.
We pay the Advisor a debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn) originated, obtained, or otherwise assumed by or for us, including mortgage debt, lines of credit, and other term indebtedness, provided that, notwithstanding the annual nature of the fee, in no event will we pay an aggregate amount of more than 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements. Debt financing fees from January 1, 2011 through December 31, 2011, totaled approximately $0.4 million.
The Conflicts Committee considers our relationship with the Advisor during 2011 to be fair. The Conflicts Committee evaluated the performance of the Advisor and the compensation paid to the Advisor in connection with its decision to renew the Advisory Agreement through June 6, 2012. The Conflicts Committee believes that the amounts payable to the Advisor under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the Advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee bases its evaluation of the Advisor on factors such as (a) the amount of the fees paid to the Advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the Advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the Advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the Advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the Advisor for its own account.
Our Relationship with WIS
Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. Our dealer-manager is generally entitled to receive selling commissions of 7% of aggregate gross offering proceeds, except that no selling commissions are paid in connection with the sale of our shares under the DRP. WIS reallows 100% of these selling commissions to broker/dealers participating in the Initial Offering. From January 1, 2011 through December 31, 2011, we incurred selling commissions, net of discounts, of approximately $13.8 million to WIS, of which approximately 100% was reallowed to participating broker/dealers.
WIS also generally earns a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS may reallow to participating broker/dealers up to 1.5% of aggregate gross offering proceeds. There is no dealer-manager fee for shares sold under the DRP. WIS earned dealer-manager fees, net of discounts, from us of approximately $5.0 million from January 1, 2011 through December 31, 2011, of which approximately $2.5 million was reallowed to participating broker/dealers.
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
The Conflicts Committee believes that these arrangements with Wells Management are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management, leasing, and construction fees incurred from January 1, 2011 through December 31, 2011 were approximately $0.2 million.
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the Audit Committee and our Conflicts Committee are "independent" as defined by the New York Stock Exchange ("NYSE"). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that John C. Alexander, Frank M. Bishop, and Harvey E. Tarpley each satisfies the bright-line criteria and that none of them has a relationship with us that would interfere with such person's ability to exercise independent judgment as a member of the board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2011, Deloitte & Touche LLP served as our independent auditor and provided certain domestic and international tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.
Preapproval Policies
The Audit Committee's charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted nonaudit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors' independence. Unless a type of service to be provided by the independent auditors has received "general" preapproval, it will require "specific" preapproval by the Audit Committee.
All requests or applications for services to be provided by the independent auditor that do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Principal Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence. The Chairman of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chairman of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.
All services rendered by Deloitte & Touche LLP for the year ended December 31, 2011, were preapproved in accordance with the policies and procedures described above.
Principal Auditor Fees
The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor for the years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit fees	$297,000	$55,000
Audit-related fees	—	—
Tax fees	61,425	3,500
All other fees	—	—
Total fees	$358,425	$58,500

For purposes of the preceding table, the principal auditor's professional fees are classified as follows:

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

•
Tax fees – These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services also may include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence. Tax fees are presented for the period in which the services were provided.

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

Wells Core Office Income REIT, Inc.
(Registrant)

Dated:	March 14, 2012	By:	/s/ Leo F. Wells, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ John C. Alexander	Independent Director
John C. Alexander		March 14, 2012

/s/ Frank M. Bishop	Independent Director
Frank M. Bishop		March 14, 2012

/s/ Harvey E. Tarpley	Independent Director
Harvey E. Tarpley		March 14, 2012

/s/ Leo F. Wells, III	President and Director (Principal Executive Officer)
Leo F. Wells, III		March 14, 2012

/s/ Douglas P. Williams	Executive Vice President, Secretary, and Treasurer (Principal Financial and Accounting Officer)
Douglas P. Williams		March 14, 2012

EXHIBIT INDEX TO
2011 FORM 10-K OF
WELLS CORE OFFICE INCOME REIT, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 20, 2010 and filed July 26, 2010)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed February 22, 2011)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed October 11, 2011)
4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the Company's prospectus filed as part of the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed August 10, 2011)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company's Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed June 4, 2010)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company's prospectus filed as part of the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed August 10, 2011)

4.4	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed November 10, 2011)
10.1*
Amended and Restated Advisory Agreement between the Company and Wells Real Estate Advisory Services III, LLC dated August 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.2*
Second Amended and Restated Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC (formerly Wells Real Estate Advisory Services III, LLC) dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed July 19, 2011)

10.3*	2010 Long-Term Incentive Plan adopted by the Company on June 7, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 11, 2010)
10.4*
Master Property Management, Leasing and Construction Management Agreement between the Company and Wells Management Company, Inc. dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 9, 2010)

10.5
First Amendment to Credit Agreement by and among Wells Core Office Income Operating Partnership, L.P., Regions Bank and U.S. Bank, National Association dated March 9, 2011 (incorporated by reference to Exhibit 10.17 to the Company's Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-163411) filed April 7, 2011)

10.6
Purchase and Sale Agreement between KanAm Grund Kapitalanlagegesellschaft mbH and Wells Core REIT - 7624/7668 Warren, LLC dated April 5, 2011 (incorporated by reference to Exhibit 10.17 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed July 19, 2011)

10.7
First Amendment to Purchase and Sale Agreement between KanAm Grund Kapitalanlagegesellschaft mbH and Wells Core REIT - 7624/7668 Warren, LLC dated April 25, 2011 (incorporated by reference to Exhibit 10.18 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed July 19, 2011)

10.8
Term Loan Agreement by and between Wells Core REIT - 7601 Technology Way, LLC and PNC Bank, National Association dated June 21, 2011 (incorporated by reference to Exhibit 10.24 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed July 19, 2011)

10.9
Deed of Trust Note of Wells Core REIT - 7601 Technology Way, LLC and PNC Bank, National Association dated June 21, 2011 (incorporated by reference to Exhibit 10.25 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed July 19, 2011)

10.10
Amended and Restated Credit Agreement dated June 29, 2011 by and among Wells Core Office Income Operating Partnership, L.P., Regions Capital Markets and U.S. Bank Loan Capital Markets, Regions Bank, U.S. Bank National Association, PNC Bank, National Association, JPMorgan Chase Bank, N.A., Union Bank, N.A., Fifth Third Bank, CIBC Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.26 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed July 19, 2011)

10.11*
Letter Agreement dated August 12, 2011 between Wells Core Office Income REIT, Inc. and Wells Core Office Income Advisory Services, LLC (incorporated by reference to Exhibit 10.27 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed October 11, 2011)

10.12
Purchase and Sale Agreement by and between DNA Westway II, Ltd. and Wells Core Office Income REIT Advisory Services, LLC dated August 4, 2011 (incorporated by reference to Exhibit 10.28 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed October 11, 2011)

10.13
First Amendment to Purchase and Sale Agreement by and between DNA Westway II, Ltd. and Wells Core Office Income REIT Advisory Services, LLC dated September 21, 2011 (incorporated by reference to Exhibit 10.29 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed October 11, 2011)

10.14
Assignment of Purchase Agreement by and between Wells Core Office Income REIT Advisory Services, LLC and Wells Core REIT - Westway II Houston, LLC dated September 28, 2011 (incorporated by reference to Exhibit 10.30 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed October 11, 2011)

10.15
Purchase and Sale Agreement by and between Principal Enhanced Property Fund, L.P. and Wells Core Office Income REIT Advisory Services, LLC dated December 16, 2011 (incorporated by reference to Exhibit 10.31 to the Company's Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (No. 333-163411) filed January 11, 2012)

10.16
Assignment and Assumption of Purchase and Sale Agreement by and between Wells Core Office Income REIT Advisory Services, LLC and Wells Core REIT - Franklin Center, LLC dated December 28, 2011 (incorporated by reference to Exhibit 10.32 to the Company's Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (No. 333-163411) filed January 11, 2012)

21.1+	Subsidiaries of the Company
31.1+	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

+	Filed herewith.
*	Represents management contract or compensatory plan or arrangement.
**	Furnished with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wells Core Office Income REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Core Office Income REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Core Office Income REIT, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 14, 2012

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$29,662,900	$2,478,408
Buildings and improvements, less accumulated depreciation of $4,736,743 and $252,225 as of December 31, 2011 and 2010, respectively	224,467,544	23,370,867
Intangible lease assets, less accumulated amortization of $2,660,836 and $61,074 as of December 31, 2011 and 2010, respectively	35,569,852	2,144,497
Construction in progress	1,643,029	—
Total real estate assets	291,343,325	27,993,772
Cash and cash equivalents	4,690,866	4,433,008
Tenant receivables	1,793,734	58,276
Prepaid expenses and other assets	814,217	369,147
Deferred financing costs, less accumulated amortization of $1,299,125 and $99,801 as of December 31, 2011 and 2010, respectively	3,329,017	1,077,798
Intangible lease origination costs, less accumulated amortization of $876,870 and $49,721 as of December 31, 2011 and 2010, respectively	10,726,870	1,488,560
Deferred lease costs, less accumulated amortization of $102,806 and $0 as of December 31, 2011 and 2010, respectively	1,472,946	—
Total assets	$314,170,975	$35,420,561

Liabilities:
Lines of credit	$85,000,000	$6,175,000
Notes payable	35,954,895	11,100,000
Accounts payable and accrued expenses	6,872,046	808,283
Due to affiliates	684,914	602,918
Distributions payable	583,537	40,543
Deferred income	2,127,152	150,359
Intangible lease liabilities, less accumulated amortization of $29,746 and $0 as of December 31, 2011 and 2010, respectively	1,075,337	—
Total liabilities	132,297,881	18,877,103

Commitments and Contingencies (Note 5)

Redeemable Common Stock	2,538,167	42,703

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 9,043,589 and 821,995 shares issued and outstanding as of December 31, 2011 and 2010, respectively	90,436	8,220
Additional paid-in capital	200,198,600	18,205,771
Cumulative distributions in excess of earnings	(18,415,942)	(1,670,533)
Redeemable common stock	(2,538,167)	(42,703)
Total stockholders' equity	179,334,927	16,500,755
Total liabilities, redeemable common stock, and stockholders' equity	$314,170,975	$35,420,561
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Revenues:
Rental income	$13,520,603	$656,991
Tenant reimbursements	4,998,794	98,398
	18,519,397	755,389
Expenses:
Property operating costs	6,566,757	226,126
Asset and property management fees:
Related-party	1,280,985	28,664
Other	157,122	15,459
Depreciation	4,484,518	252,225
Amortization	2,480,235	88,795
General and administrative	2,943,673	695,311
Acquisition fees and expenses	6,784,605	668,855
	24,697,895	1,975,435
Real estate operating loss	(6,178,498)	(1,220,046)
Other income (expense):
Interest expense	(3,804,185)	(319,956)
Interest and other income	3,289	18
	(3,800,896)	(319,938)
Loss before income tax expense	(9,979,394)	(1,539,984)
Income tax expense	(92,274)	(3,639)
Net loss	$(10,071,668)	$(1,543,623)

Per-share information – basic and diluted:
Net loss	$(2.26)	$(13.48)
Weighted-average common shares outstanding – basic and diluted	4,452,157	114,526
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholder's Equity
	Shares	Amount
Balance, December 31, 2009	8,000	$80	$199,920	$—	$—	$200,000

Issuance of common stock	813,995	8,140	20,339,449	—	—	20,347,589
Increase in redeemable common stock	—	—	—	—	(42,703)	(42,703)
Distributions to common stockholders ($0.26 per share)	—	—	—	(126,910)	—	(126,910)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(1,928,877)	—	—	(1,928,877)
Other offering costs	—	—	(404,721)	—	—	(404,721)
Net loss	—	—	—	(1,543,623)	—	(1,543,623)
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$16,500,755

Issuance of common stock	8,233,021	82,330	205,591,435	—	—	205,673,765
Redemption of common stock	(11,427)	(114)	(285,527)	—	—	(285,641)
Increase in redeemable common stock	—	—	—	—	(2,495,464)	(2,495,464)
Distributions to common stockholders ($1.46 per share)	—	—	—	(6,673,741)	—	(6,673,741)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(19,265,055)	—	—	(19,265,055)
Other offering costs	—	—	(4,048,024)	—	—	(4,048,024)
Net loss	—	—	—	(10,071,668)	—	(10,071,668)
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$179,334,927
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(10,071,668)	$(1,543,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Straight-line rental income	(793,750)	(38,515)
Depreciation	4,484,518	252,225
Amortization	3,499,971	110,795
Noncash interest expense	1,199,324	152,990
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(941,708)	(19,761)
Increase in prepaid expenses and other assets	(445,070)	(369,147)
Increase in accounts payable and accrued expenses	3,137,331	389,076
Increase in due to affiliates	242,789	219,481
Increase in deferred income	1,976,793	150,359
Net cash provided by (used in) operating activities	2,288,530	(696,120)

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(277,245,814)	(29,426,144)
Deferred lease costs paid	(797,715)	—
Net cash used in investing activities	(278,043,529)	(29,426,144)

Cash Flows from Financing Activities:
Due to affiliates	(293,543)	293,543
Deferred financing costs paid	(3,450,543)	(1,230,788)
Proceeds from lines of credit and notes payable	252,250,000	25,625,000
Repayments of lines of credit and notes payable	(148,570,105)	(8,350,000)
Issuance of common stock	205,282,643	20,322,428
Redemptions of common stock	(285,641)	—
Distributions paid to stockholders	(3,249,310)	(42,746)
Distributions paid to stockholders and reinvested in shares of our common stock	(2,881,437)	(43,621)
Commissions on stock sales and related dealer-manager fees paid	(18,779,979)	(1,832,253)
Other offering costs paid	(4,009,228)	(386,291)
Net cash provided by financing activities	276,012,857	34,355,272
Net change in cash and cash equivalents	257,858	4,233,008
Cash and cash equivalents, beginning of period	4,433,008	200,000
Cash and cash equivalents, end of period	$4,690,866	$4,433,008
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

1.	Organization
Wells Core Office Income REIT, Inc. ("Wells Core Office Income REIT") was formed on July 3, 2007 as a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT"). Substantially all of Wells Core Office Income REIT's business is conducted through Wells Core Office Income Operating Partnership, L.P. ("Wells Core OP"), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income REIT is the sole general partner of Wells Core OP. Wells Core Office Income Holdings, LLC ("Wells Core Holdings"), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP. Wells Core Office Income REIT owns 100% of the interests of Wells Core Holdings and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. In addition, Wells Core OP formed Wells Core REIT TRS, LLC ("Wells Core TRS"), a wholly owned subsidiary organized as a Delaware corporation, on December 13, 2011 (see Note 2). References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP, Wells Core Holdings, and Wells Core TRS, unless stated otherwise.
On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended, with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, the primary shares are offered at a price of $25 per share, with discounts available to certain categories of purchasers, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million, at which point active operations commenced. On January 29, 2012, the board of directors of Wells Core Office Income REIT approved an extension of the termination date of Initial Public Offering from June 10, 2012 to June 10, 2013.
As of December 31, 2011, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $225.6 million from the sale of approximately 9.0 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $20.8 million, acquisition fees of $4.5 million, and other offering expenses of approximately $4.5 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $195.9 million. As of December 31, 2011, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 191.0 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Wells Core Office Income REIT acquires and operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office and industrial properties located in the United States and leased or pre-leased to creditworthy companies and governmental entities. Wells Core Office Income REIT intends to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of December 31, 2011, Wells Core Office Income REIT owned eight office properties, consisting of approximately 1.3 million square feet. As of December 31, 2011, these office properties were approximately 99.9% leased.
On June 7, 2010, Wells Core Office Income REIT executed an agreement with Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), under which the Advisor will perform certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Advisory Agreement"). The Advisory Agreement was renewed for an additional one-year term on June 7, 2011. The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF") and has contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Wells Core Office Income REIT.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Wells Core Office Income REIT have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Wells Core Office Income REIT, Wells Core OP, Wells Core Holdings, Wells Core TRS, and any variable interest entity ("VIE") in which Wells Core Office Income REIT, Wells Core OP, Wells Core Holdings, or Wells Core TRS, was deemed the primary beneficiary. With respect to entities that are not VIEs, Wells Core Office Income REIT's consolidated financial statements shall also include the accounts of any entity in which Wells Core Office Income REIT, Wells Core OP, Wells Core Holdings, Wells Core TRS, or its subsidiaries own a controlling financial interest and any limited partnership in which Wells Core Office Income REIT, Wells Core OP, Wells Core Holdings, Wells Core TRS, or its subsidiaries own a controlling general partnership interest. In determining whether Wells Core Office Income REIT, Wells Core OP, Wells Core Holdings, or Wells Core TRS has a controlling interest, the following factors are considered, among other things:  the ownership of voting interests, protective rights, and participatory rights of the investors.
All intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells Core Office Income REIT beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells Core Office Income REIT on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for Wells Core Office Income REIT on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 is effective for Wells Core Office Income REIT for the interim period beginning January 1, 2012, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been indefinitely deferred. The adoption of ASU 2011-05 is not expected to have a material impact on Wells Core Office Income REIT's financial statements or disclosures.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. Additionally, Wells Core Office Income REIT capitalizes interest while the development of a real estate asset is in progress. There was no interest capitalized during the years ended December 31, 2011 and 2010. All costs incurred in connection with acquiring acquisitions, including acquisition fees payable to the Advisor (see Note 9), and repairs and maintenance costs are expensed as incurred.
Wells Core Office Income REIT is required to make subjective assessments as to the useful lives of our depreciable assets. Wells Core Office Income REIT considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Wells Core Office Income REIT's real estate assets are depreciated or amortized using the straight-line method. The estimated useful lives of our assets by class are as follows:

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
Projections of expected future operating cash flows require that management estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of Wells Core Office Income REIT's real estate assets and related intangible assets and net income (loss).
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Wells Core Office Income REIT allocates the purchase price of properties to tangible assets, consisting of land, building, and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells Core Office Income REIT's estimate of their fair values in accordance with Accounting Standards Codification Topic 805 Business Combinations (see Fair Value Measurements section below for additional details).
The fair values of the tangible assets of an acquired property (which includes land, building, and site improvements) are determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building, and site improvements based on management's determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.
Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor
As further described below, in-place leases with Wells Core Office Income REIT as the lessor may have values related to direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates.

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

•
The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs ("Absorption Period Costs") are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

As of December 31, 2011 and 2010, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$1,067,012	$1,138,559	$1,538,281	$—
Accumulated Amortization	(22,000)	(39,074)	(49,721)	—
Net	$1,045,012	$1,099,485	$1,488,560	$—

During the years ended December 31, 2011 and 2010, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

For the year ended December 31:	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$948,181	$1,651,581	$827,149	$29,746
2010	$22,000	$39,074	$49,721	$—

The remaining net intangible lease assets and liabilities as of December 31, 2011 will be amortized as follows:

For the year ending December 31:	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$1,884,234	$3,825,063	$1,709,632	$115,146
2013	1,874,518	3,795,388	1,704,313	115,146
2014	1,869,949	3,767,368	1,701,811	115,146
2015	1,834,621	3,654,807	1,602,434	115,146
2016	1,828,228	3,580,804	1,567,761	115,146
Thereafter	2,011,105	5,643,767	2,440,919	499,607
Total	$11,302,655	$24,267,197	$10,726,870	$1,075,337
Weighted-Average Amortization Period	6 years	7 years	7 years	9 years

Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For lease extensions of in-place leases that are executed more than one year prior to the original lease expiration date, the useful life of the intangible lease assets and liabilities will be extended over the new lease term with the exception of those components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
Cash and Cash Equivalents
Wells Core Office Income REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and may consist of investments in money market accounts. There are no restrictions on the use of Wells Core Office Income REIT's cash balances as of December 31, 2011 and 2010.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and, if necessary, will provide allowances for such balances, or portions thereof, as they become uncollectible in general and administrative expenses. As of December 31, 2011 and 2010, no such allowances are considered necessary.

Prepaid Expenses and Other Assets
Prepaid expenses and other assets are primarily comprised of escrowed cash, which represents deposits paid in connection with future acquisitions and borrowings; escrow accounts held by lenders to pay future real estate taxes, insurance, and tenant improvements; prepaid taxes and insurance; utility deposits; and prepaid director fees. Prepaid expenses and other assets are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods.
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells Core Office Income REIT recognized amortization of deferred financing costs for the years ended December 31, 2011 and 2010 of approximately $1,199,000 and $153,000, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the leases and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Wells Core Office Income REIT recognized amortization of deferred lease costs of $102,806 and $0 for the years ended December 31, 2011 and 2010, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
Redeemable Common Stock
Under Wells Core Office Income REIT's share redemption program, as amended ("SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's Amended SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of December 31, 2011, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period. As of December 31, 2011, approximately $285,600, or 11,427 shares, of Wells Core Office Income REIT's common stock had been redeemed. As of December 31, 2011, all eligible shares tendered for redemption were redeemed. No shares eligible to be redeemed under the SRP were submitted for redemption during the year ended December 31, 2010.
Preferred Stock
Wells Core Office Income REIT is authorized to issue up to 10.0 million shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Wells Core Office Income REIT's board of directors may determine the relative rights, preferences, and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences, and privileges attributable to Wells Core Office Income REIT's common stock. To date, Wells Core Office Income REIT has not issued any shares of preferred stock.

Common Stock
The par value of Wells Core Office Income REIT's issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds are recorded as additional paid-in capital. See Note 6.
Distributions
In order to qualify to be taxed as a REIT, Wells Core Office Income REIT is required by the Internal Revenue Code of 1986, as amended (the "Code"), to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders. Distributions to the stockholders are determined by the board of directors of Wells Core Office Income REIT and are dependent upon a number of factors relating to Wells Core Office Income REIT, including funds available for payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Wells Core Office Income REIT's status as a REIT under the Code.
Fair Value of Financial Instruments
Wells Core Office Income REIT estimated the fair value of its credit facility with Regions Bank by obtaining estimates for similar facilities from multiple lenders as of the respective reporting dates. The fair values of the Royal Ridge V and Technology Way loans were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of the respective reporting dates (see Note 4 for additional information).
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
In conjunction with certain acquisitions, Wells Core Office Income REIT has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain non-revenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and tenant reimbursement income. Wells Core Office Income REIT records payments received under master lease agreements as a reduction of the basis of the underlying property at the time of acquisition rather than rental and tenant reimbursement income.
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
Income Taxes
Wells Core Office Income REIT has elected to be taxed as a REIT under the Code and has operated as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, Wells Core Office Income REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells Core Office Income REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Core Office Income REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal and state income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells Core Office Income REIT relief under certain statutory provisions.
Wells Core Office Income REIT has elected to treat Wells Core TRS as a taxable REIT subsidiary. Wells Core Office Income REIT may perform certain additional, noncustomary services for tenants of its buildings through Wells Core TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells Core Office Income REIT to continue to qualify as a REIT, Wells Core Office Income REIT must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Wells Core Office Income REIT. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells Core Office Income REIT records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
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
Operating Segments
Wells Core Office Income REIT operates in a single reporting segment, and the presentation of Wells Core Office Income REIT's financial condition and performance is consistent with the way in which Wells Core Office Income REIT's operations are managed.

3.     Real Estate Acquisitions
During the years ended December 31, 2011 and 2010, Wells Core Office Income REIT acquired the following properties:

Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination Costs	Intangible Lease Liabilities	Total Purchase Price(1)	Lease Details
2011
Westway I Building	Houston, TX	1/27/2011	$2,300,000	$24,645,922	$3,106,918	$947,160	$—	$31,000,000	(2)
Duke Bridges I & II Buildings	Frisco, TX	5/12/2011	7,143,737	31,895,277	7,962,752	1,998,234	—	49,000,000	(3)
Miramar Centre II Building	Miramar, FL	5/27/2011	3,204,401	14,719,570	2,230,262	767,403	—	20,921,636	(4)
7601 Technology Way Building	Denver, CO	6/27/2011	5,932,955	29,327,213	5,143,258	1,096,574	—	41,500,000	(5)
Westway II Building	Houston, TX	9/28/2011	2,511,552	58,760,267	7,936,504	2,210,166	(1,105,083)	70,313,406	(6)
Franklin Center Building	Columbia, MD	12/28/2011	6,091,847	46,216,808	9,645,423	3,045,922	—	65,000,000	(7)
2010
Royal Ridge V Building	Irving, TX	10/7/2010	1,062,810	15,534,616	615,191	921,971	—	18,134,588	(8)
333 East Lake Street Building	Bloomingdale, IL	11/19/2010	1,415,598	8,088,476	1,590,380	616,310	—	11,710,764	(9)
Total			$29,662,900	$229,188,149	$38,230,688	$11,603,740	$(1,105,083)	$307,580,394

(1)
Purchase price is presented exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building, and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on estimates of their fair values.

(2)	A three-story office building containing approximately 144,000 rentable square feet and is 100% leased to four tenants with a weighted-average remaining lease term of five years.

(3)	Two three-story office buildings containing approximately 284,200 rentable square feet and is 100% leased to two tenants with a weighted-average remaining lease term of five years.

(4)	A four-story office building containing approximately 96,400 rentable square feet and is 100% leased to Humana Medical Plan, Inc. with a lease expiration in December 2017.

(5)	A six-story office building containing approximately 182,900 rentable square feet and is 100% leased to Jackson National Life Insurance Company with a lease expiration in March 2017.

(6)	A ten-story office building containing approximately 242,400 rentable square feet and is 100% leased to four tenants with a weighted-average remaining lease term of eight years.

(7)	A seven-story office building containing approximately 200,600 rentable square feet and is 100% leased to two tenants with a weighted-average remaining lease term of eight years.

(8)
This three-story office building contains approximately 119,600 rentable square feet and is 100% leased to JPMorgan Chase through February 2020 with a 2015 penalty-free termination option with respect to specified parts of approximately 65% of the building.

(9)	This three-story office building contains approximately 71,100 rentable square feet and is 98% leased to Bridgestone Retail Operations, LLC ("Bridgestone") through November 2018.

For the periods from the respective date of acquisition through December 31, 2011, Wells Core Office Income REIT recognized the following amounts related to its properties acquired in 2011:

Property Name	Acquisition Date	Revenues	Net Income (Loss)	Acquisition-related Expenses(1)
Westway I Building	1/27/2011	$4,119,591	$740,661	$225,300
Duke Bridges I & II Buildings	5/12/2011	4,117,388	509,835	306,118
Miramar Centre II Building	5/27/2011	1,743,667	382,666	109,946
7601 Technology Way Building	6/27/2011	2,319,008	189,399	233,619
Westway II Building	9/28/2011	1,793,914	(20,973)	232,063
Franklin Center Building	12/28/2011	63,324	(1,541,450)	1,571,234	(2)
Total		$14,156,892	$260,138	$2,678,280

(1)	Acquisition-related expenses are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.

(2)	Includes approximately $1.3 million in transfer taxes paid to the state of Maryland at time of closing.
Pro Forma Financial Information for Real Estate Acquisitions
The following unaudited pro forma information presented for the years ended December 31, 2011 and 2010 have been presented for Wells Core Office Income REIT to give the effect to the 2011 acquisitions of the Westway I Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, the Westway II Building, the Franklin Center Building, and the 2010 acquisitions of the Royal Ridge V Building and the 333 East Lake Street Building as if the acquisitions occurred on September 29, 2010 (the date Wells Core Office Income REIT commenced active operations). This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on September 29, 2010.

	Year Ended December 31,
	2011	2010
Pro Forma Revenues	$35,170,956	$8,997,815
Pro Forma Net Loss	$(9,471,522)	$(1,302,006)

4.     Lines of Credit and Notes Payable
The following table summarizes the terms of Wells Core Office Income REIT's indebtedness outstanding as of December 31, 2011 and 2010:

	Rate as of	Term Debt or		Outstanding Balance as of
Facility	December 31, 2011	Interest Only	Maturity	December 31, 2011	December 31, 2010
Amended Regions Credit Facility	4.50%(1)	Interest Only	11/19/2013	$85,000,000	$6,175,000
Royal Ridge V Loan	4.00%(2)	Term Debt	11/1/2012	11,054,895	11,100,000
Technology Way Loan	2.27%(3)	Interest Only	6/27/2014	24,900,000	—
Total indebtedness				$120,954,895	$17,275,000

(1)
The Amended Regions Credit Facility bears interest at a rate based on, at the option of Wells Core Office Income REIT, (1) LIBOR plus a margin that varies from 2.75% to 3.50% based on our then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the 30-day LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 1.75% to 2.50% based on the then current leverage ratio.

(2)	The Royal Ridge V Loan interest rate adjusts quarterly based on the three-month LIBOR rate plus a margin of 3.00%; however, it will in no event be less than 4.00%.

(3)	The Technology Way Loan bears interest based on, at the option of Wells Core Income Office REIT, LIBOR plus 2.00% or an alternate base rate, plus 1.00%.
Amended Regions Credit Facility
On November 19, 2010, Wells Core Office Income REIT entered into a $70.0 million secured revolving credit facility with Regions Bank ("Regions"), as administrative agent for itself and any other lenders that may become parties to the facility in the future (the "Regions Credit Facility"). On June 29, 2011, Wells Core Office Income REIT entered into an amended and restated credit facility (the "Amended Regions Credit Facility") with various lenders, including Regions Capital Markets and U.S. Bank Loan Capital Markets, as joint lead arrangers and joint bookrunners; Regions, as administrative agent; and U.S. Bank National Association, as syndication agent. The Amended Regions Credit Facility amends and restates in its entirety the Regions Credit Facility.
Under the Amended Regions Credit Facility, Wells Core Office Income REIT may borrow up to $300 million (the "Facility Amount"), subject to availability as described below. Wells Core Office Income REIT also has the right to increase the Facility Amount by an aggregate of $100 million to a total facility amount of $400 million provided that no default has occurred. The Amended Regions Credit Facility also includes a standby letter of credit facility with an initial $25 million sublimit and a swingline facility with an initial $30 million sublimit, in each case subject to availability. Aggregate advances, letters of credit, or swingline loans outstanding at any time under the Amended Regions Credit Facility are subject to availability equal to the lesser of (1) the Facility Amount, (2) 60% multiplied by the value of the properties used to secure the Amended Regions Credit Facility, or (3) an amount which would produce a minimum implied debt service coverage ratio of 1.45 to 1.00 based on a 30-year amortization schedule and an interest rate equal to the greater of (a) the 10-year Treasury Rate plus 2.50% or (b) 8.00%. Draws under the Amended Regions Credit Facility will be secured by properties directly owned by subsidiaries of Wells Core Office Income REIT, which have been added to the borrowing base. The proceeds of the Amended Regions Credit Facility may be used to acquire properties and for working capital, capital expenditures, and other general corporate purposes.
The entire unpaid principal balance of all borrowings under the Amended Regions Credit Facility and all accrued and unpaid interest thereon will be due and payable in full on November 19, 2013, which date may be extended to November 19, 2014, subject to satisfaction of certain conditions (including Wells Core Office Income REIT having a tangible net worth of at least $400 million) and payment of an extension fee equal to 0.25% of the amount committed under the Amended Regions Credit Facility. Wells Core Office Income REIT may borrow under the Amended Regions Credit Facility at rates equal to (1) LIBOR plus the applicable LIBOR margin or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the 30-day LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin (the "Base Rate"). The applicable LIBOR margin may vary from

2.75% to 3.50%, and the applicable base rate margin may vary from 1.75% to 2.50% based on Wells Core Office Income REIT's then current leverage ratio. In the event that Wells Core Office Income REIT's tangible net worth exceeds $200 million, the applicable LIBOR margin may vary from 2.50% to 3.25%, and the applicable base rate margin may vary from 1.50% to 2.25% based on Wells Core Office Income REIT's then current leverage ratio. All swingline loans issued under the Amended Regions Credit Facility will bear interest at the Base Rate. Wells Core Office Income REIT generally will be required to make interest-only payments. Wells Core Office Income REIT also may prepay the Amended Regions Credit Facility in whole or in part at any time without penalty, subject to reimbursement of any breakage and redeployment costs incurred by lenders in the case of prepayment of LIBOR borrowings.
Wells Core Office Income REIT is required to pay a fee on the unused portion of the Amended Regions Credit Facility in an amount equal to the average daily unused amount of the Amended Regions Credit Facility multiplied by a rate per annum equal to (1) 0.50%, if 50% or less of the Facility Amount is utilized, or (2) 0.35% if more than 50% of the Facility Amount is utilized, payable quarterly in arrears. Wells Core Office Income REIT will also pay a fee at a rate per annum equal to the applicable LIBOR margin for LIBOR-based loans on the maximum amount available to be drawn under each letter of credit that is issued and outstanding, payable quarterly in arrears. Additionally, Wells Core Office Income REIT must pay Regions a one-time fronting fee equal to the greater of (1) $1,500 or (2) 0.125% on the stated amount of each letter of credit issued pursuant to the Amended Regions Credit Facility, payable at the time of issuance.
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

•	The ratio of adjusted EBITDA to fixed charges, including preferred dividends, shall not be less than 1.75 to 1.00.

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

•
At any time after October 1, 2011, total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (1) 90% of funds from operations, as defined in the Amended Regions Credit Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (2) the minimum amount required to continue to qualify as a REIT.

Although Wells Core Office Income REIT expects to comply with these covenants for the duration of the term of the Amended Regions Credit Facility, depending upon its future operating performance, capital raising success, property and financing transactions, and general economic conditions, Wells Core Office Income REIT cannot assure such compliance. As of December 31, 2011, Wells Core Office Income REIT believes it was in compliance and expects to remain in compliance with all other restrictive covenants of its outstanding debt obligations.

Royal Ridge V Loan

On October 7, 2010, Wells Core Office Income REIT entered into a mortgage loan agreement with Jackson National Life Insurance Company (“Jackson National”) to borrow $11.1 million (“the Royal Ridge V Loan”). The amount advanced under the Royal Ridge V Loan was used to fund the acquisition and acquisition-related costs of the Royal Ridge V Building. The Royal Ridge V Loan matures on November 1, 2012 (the “Maturity Date”). Effective January 1, 2011, Jackson National adjusts the interest rate on a quarterly basis so that the rate is 3.00% over the three-month LIBOR rate. The annual interest rate will in no event be less than 4.00%. These adjustments occur on the last business day of each of March, June, September, and December and will be effective the first day of the immediately following month. Commencing on December 1, 2010, and continuing through November 1, 2011, monthly payments of accrued unpaid interest were required. Commencing on December 1, 2011, and continuing until the Maturity Date, monthly payments of principal and interest are due and payable with principal calculated using an amortization term of 15 years, with the unpaid principal and all accrued unpaid interest being due and payable on the Maturity Date.

Wells Core Office Income REIT has the right to prepay the outstanding amount, provided that (i) 30 days' prior written notice of the intent to prepay is provided to Jackson National and (ii) a prepayment premium is paid to Jackson National. If the prepayment is made before May 1, 2012, the prepayment premium is equal to 0.5% of the outstanding principal balance. No prepayment premium need be paid if the prepayment is made on or after May 1, 2012.

The Royal Ridge V Loan contains, among others, restrictive covenants effective November 2011, which require Wells Core Office Income REIT's (i) net worth to exceed $100.0 million, (ii) total leverage to not exceed 60%, and (iii) fixed charge coverage ratio to exceed 1.75:1.00. As of December 31, 2011, Wells Core Office Income REIT was in compliance with all such covenants.

Technology Way Loan
On June 27, 2011, Wells Core Office Income REIT entered into a mortgage loan agreement with PNC Bank, N.A. ("PNC") to borrow $24.9 million (the "Technology Way Loan"). The amount advanced under the Technology Way Loan was used to fund a portion of the acquisition and acquisition-related costs of the 7601 Technology Way Building. The Technology Way Loan matures on June 27, 2014, with two extension options of 12 months each upon payment of an extension fee equal to 0.15% of the outstanding principal loan balance. The Technology Way Loan provides for interest to be incurred based on, at our option, LIBOR for one-, two-, three-, or six-month periods, plus 2.00% (the "Tech LIBOR Rate"), or at an alternate base rate, plus 1.00%. The alternative base rate for any day is the greatest of (1) the rate of interest publicly announced by PNC as its prime rate in effect at its principal office for such day; (2) the federal funds rate for such day plus 0.75%; or (3) the one-month LIBOR Rate for such day plus 1.00%. The Technology Way Loan is secured by a first mortgage lien on the assets of the 7601 Technology Way Building including the land, fixtures, improvements, leases, rents, and reserves. The initial term of the Technology Way Loan requires monthly interest-only payments with the entire balance due at maturity, assuming no prior principal prepayment. Wells Core Office Income REIT may prepay, in whole or in part, the amounts outstanding under the Technology Way Loan at any time without penalty.
Fair Value of Outstanding Debt
The estimated fair value of Wells Core Office Income REIT's total indebtedness as of December 31, 2011 and 2010 was approximately $123.5 million and $17.3 million, respectively. Wells Core Office Income REIT estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting date. The fair values of all other debt instruments were estimated based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting date. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of December 31, 2011 and 2010, Wells Core Office Income REIT's weighted-average interest rate on its line of credit and notes payable was approximately 3.99% and 4.09%, respectively. Wells Core Office Income REIT made the following interest payments on its borrowings:

	Years Ended December 31,
	2011	2010
Lines of credit	$1,478,172	$54,533
Notes payable	684,757	67,411
	$2,162,929	$121,944

No interest was capitalized for the years ended December 31, 2011 and 2010.

Debt Maturities
The following table summarizes the aggregate maturities of Wells Core REIT's Office Income indebtedness as of December 31, 2011:

2012	$11,054,895
2013	85,000,000
2014	24,900,000
Total	$120,954,895
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
5.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2011
Miramar Centre II Building	Humana Medical Plan, Inc.	$289,182
Westway II Building	GE Oil & Gas, Inc.	$344,032
Litigation
From time to time, Wells Core Office Income REIT is party to legal proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available.  Wells Core Office Income REIT records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated.  If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells Core Office Income REIT accrues the best estimate within the range.  If no amount within the range is a better estimate than any other amount, Wells Core Office Income REIT accrues the minimum amount within the range.  If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells Core Office Income REIT discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made.  If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells Core Office Income REIT discloses the nature and estimate of the possible loss of the litigation. Wells Core Office Income REIT does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Wells Core Office Income REIT is not currently involved in any legal proceedings for which the outcome is expected to have a material effect on the results of operations or financial condition of Wells Core Office Income REIT. Wells Core Office Income REIT is not aware of any legal proceedings contemplated by governmental authorities.
6.    Stockholders' Equity
General
Wells Core Office Income REIT's charter authorizes it to issue 1.01 billion shares of capital stock, consisting of 1.0 billion common shares and 10.0 million preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors, and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion, or exchange rights.
On April 30, 2010, Wells Core Office Income REIT changed its offering price from $10.00 per share to $25.00 per share. In connection with the change in price, as of April 30, 2010, the 20,000 shares that were issued to WREF at $10.00 per share were exchanged by Wells Core Office Income REIT for 8,000 shares of common stock at $25.00 per share with no additional consideration paid by either party. The effect of this exchange is accounted for as a 2-for-5 reverse stock split. Stockholders' equity has been retroactively adjusted to give effect to the adjustment for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the reduction in shares in connection with the reverse split. In addition, all share numbers and per-share amounts in the consolidated financial statements have been retroactively adjusted to give effect to the reverse split.
As of December 31, 2011, Wells Core Office Income REIT has issued 9.0 million shares of common stock, including 8,000 shares of common stock to WREF.
2010 Long-Term Incentive Plan
Wells Core Office Income REIT adopted a long-term incentive plan on June 7, 2010, which includes an independent director compensation plan to provide for the grant of awards to its employees (in the event it ever has employees); employees of the Advisor or its affiliates; employees of entities that provide services to Wells Core Office Income REIT; Wells Core Office Income REIT's independent directors, officers, or directors of the Advisor or its affiliates; certain of the Wells Core Office Income REIT's consultants; and certain consultants to the Advisor or its affiliates (the "2010 Long-Term Incentive Plan"). Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, performance awards, deferred stock units, dividend equivalents, and other stock-based awards. Wells Core Office Income REIT will account for such stock plan in accordance with GAAP, which requires the fair value of the stock option to be recognized as compensation expense over the vesting period. The total number of shares of common stock reserved for issuance under the 2010 Long-Term Incentive Plan is 500,000 shares. During the term of this offering, Wells Core Office Income REIT intends to limit the type of incentive awards granted under the 2010 Long-Term Incentive Plan to restricted shares of stock issued to its independent directors. As of December 31, 2011, no shares of common stock have been issued under the 2010 Long-Term Incentive Plan.
Distribution Reinvestment Plan
Wells Core Office Income REIT has adopted a distribution reinvestment plan, or DRP, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into shares of Wells Core Office Income REIT's common stock in lieu of receiving cash distributions. Shares may be purchased under the DRP for a price equal to the higher of $23.75 or 95% of the estimated value of a share of common stock, as estimated by the Advisor or another firm chosen for that purpose. If the purchase price is 95% of an estimated value, such price will be adjusted downward to the extent of any aggregate distributions per share of any net sale proceeds from the sale of assets, or other special distributions so designated by the board of directors, distributed to stockholders after the estimated per-share value is determined (the "Valuation Adjustment"). Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of Wells Core Office Income REIT's common stock.
Share Redemption Program
The board of directors of Wells Core Office Income REIT has adopted a share redemption program, or the SRP. The program allows stockholders who hold their shares for more than one year to sell their shares back to Wells Core Office Income REIT, subject to certain limitations and penalties. Shares redeemed pursuant to the Amended SRP are accounted for as common stock. The program contains different rules for redemptions sought within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. Wells Core Office Income REIT refers to redemptions that do not occur within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility as "Ordinary Redemptions."
For Ordinary Redemptions, the initial price at which Wells Core Office Income REIT will repurchase a share under the Amended SRP is 91% of the price at which Wells Core Office Income REIT sold the share, or $22.75 per share for a share issued at $25.00. This initial redemption price will remain fixed until the date that Wells Core Office Income REIT completes its offering stage. On or after the date on which Wells Core Office Income REIT completes its offering stage, the price at which Wells Core Office Income REIT would repurchase a share under the Amended SRP will be 95% of the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose, less the Valuation Adjustment.
Redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility do not require a one-year holding period, and the redemption price is the amount paid for the shares until completion of the above-mentioned offering stage. At that time, the redemption price would be the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose less the Valuation Adjustment.
Wells Core Office Income REIT defines the completion of its offering stage to be 18 months after the termination of a public offering of shares by Wells Core Office Income REIT if no other public offering of shares commenced within such 18-month period. An "offering" referred to in the foregoing sentence shall not include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the redemption of interests in Wells Core OP.
In addition to the one-year holding period for Ordinary Redemptions, redemptions under the SRP are currently subject to the following limits:

•
Wells Core Office Income REIT will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions during the 12-month period ending on such redemption date to exceed 50% of the net proceeds from the sale of shares under Wells Core Office Income REIT's DRP during such 12-month period.

•	Wells Core Office Income REIT will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

•	100% of the net proceeds from Wells Core Office Income REIT's DRP during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.

•
Wells Core Office Income REIT will not redeem any share that has been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share are not eligible to participate in the SRP with respect to the shares so transferred.

As of December 31, 2011, approximately $285,600, or 11,427 shares, of Wells Core Office Income REIT's common stock had been redeemed. As of December 31, 2011, all eligible shares tendered for redemption were redeemed. No shares eligible to be redeemed under the SRP were submitted for redemption during the year ended December 31, 2010.
7.    Operating Leases
Wells Core Office Income REIT's real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease agreement, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Wells Core Office Income REIT retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, such deposits generally are not significant. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
For the year ended December 31, 2011, T-Mobile West Corporation, Jackson National Life Insurance Company, JPMorgan Chase Bank, N.A., and NATCO Group, Inc. comprised approximately 23%, 16%, 16%, and 12%, respectively, of Wells Core Office Income REIT's rental income. JPMorgan Chase and Bridgestone comprised approximately 66% and 34%, respectively, of Wells Core Office Income REIT's rental income as of December 31, 2010.
The future minimum rental income from Wells Core Office Income REIT's investment in real estate assets under noncancelable operating leases as of December 31, 2011, is as follows:

2012	$27,916,971
2013	29,316,044
2014	29,837,800
2015	30,742,433
2016	31,256,982
Thereafter	50,668,423
Total	$199,738,653

As of December 31, 2011, Science Applications International Corporation, GE Oil & Gas, Inc., T-Mobile West, and Jackson National Life Insurance Co. comprise approximately 24%, 17%, 15%, and 12%, respectively, of the future minimum rental income from Wells Core Office Income REIT's investments in real estate assets under noncancelable operating leases.

8.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31,
	2011	2010
Other liabilities assumed upon acquisition of properties	$1,570,212	$419,208
Commissions on stock sales and related dealer-manager fees due to affiliate	$165,417	$71,463
Other offering costs due to affiliate	$57,226	$18,430
Accrued capital expenditures and deferred lease costs	$1,356,220	$—
Distributions payable	$583,537	$40,543
Discounts applied to issuance of common stock under primary offering	$391,122	$25,161
Discounts applied to issuance of common stock under DRP	$151,663	$2,293
Increase in redeemable common stock	$2,495,464	$42,703

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

•
Debt financing fees equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn), originated, obtained, or otherwise assumed by or for Wells Core Office Income REIT, including mortgage debt, lines of credit, and other term indebtedness; provided that, notwithstanding the annual nature of the fee, in no event will Wells Core Office Income REIT pay an aggregate amount of more than 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements.

•
Reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries (but excluding bonuses) and other employee-related expenses of the Advisor's employees who perform a full range of real estate services for Wells Core Office Income REIT, including management, administration, operations, and marketing, and are allocated to Wells Core Office Income REIT, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee or that are reimbursable under a property management agreement or other agreement between Wells Core Office Income REIT and the Advisor or its affiliates. Such costs and expenses are allocated to Wells Core Office Income REIT for reimbursement based upon an allocation methodology approved annually by the Conflicts Committee of the board of directors. Total operating expenses of Wells Core Office Income REIT, including the reimbursement of these costs and expenses to the Advisor, are limited as described below in Limitation on Operating Expenses.

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

Effective June 7, 2011, the Advisory Agreement was renewed through June 6, 2012, upon terms identical to those in effect through June 6, 2011. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other. Under the terms of the Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith.
Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of our common stock to the public. As of December 31, 2011, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $10.7 million. As of December 31, 2011, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $4.5 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining approximately $6.2 million will be charged to additional paid-in capital and will become payable to the Advisor as Wells Core Office Income REIT raises additional offering proceeds under the Initial Offering.
Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses means all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses; legal, audit, accounting, underwriting, brokerage, listing, registration and other fees; printing and other such expenses, and taxes incurred in connection with the issuance, distribution, transfer, registration, and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization, and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (such as expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property, and other expenses connected with the acquisition, disposition, management, and ownership of real estate interests, mortgage loans, or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, and repair and improvement of property).
Dealer-Manager Agreement
Wells Core Office Income REIT is party to a dealer-manager agreement (the "Dealer-Manager Agreement") with Wells Investment Securities, Inc. ("WIS"), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells Core Office Income REIT. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells Core Office Income REIT, of which substantially all is re-allowed to participating broker/dealers. Wells Core Office Income REIT pays no commissions on shares issued under its DRP.
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
Master Property Management, Leasing, and Construction Agreement
Wells Core Office Income REIT and Wells Management, an affiliate of Wells Capital, are party to a Master Property Management, Leasing, and Construction Management Agreement (the "Management Agreement") under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain Wells Core Office Income REIT properties:

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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31,
	2011	2010
Commissions, net of discounts(1)(2)	$13,827,782	$1,396,307
Dealer-manager fees, net of discounts(1)	5,046,151	507,409
Acquisition fees	4,105,653	406,448
Other offering costs(1)	4,048,024	404,721
Administrative reimbursements	1,312,154	184,748
Asset management fees	1,037,218	28,664
Property management fees	243,767	—
Related-party interest expense(3)	5,862	27,946
Debt financing fee	417,100	15,367
Total	$30,043,711	$2,971,610

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers during the years ended December 31, 2011 and 2010.

(3)
Related-party interest expense was payable to WREF on amounts previously outstanding under a $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and repaid in full on February 15, 2011.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the years ended December 31, 2011 and 2010.
Due to Affiliates
The detail of amounts due to affiliates is provided below as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
General and administrative costs(1)	$—	$264,088
Administrative reimbursements	154,429	184,748
Asset management fees	152,563	28,664
Property management fees	42,248	—
Debt financing fee	56,000	15,367
Other offering costs	57,226	18,430
Acquisition fees	57,031	20,158
Commissions and dealer-manager fees	165,417	71,463
Total	$684,914	$602,918

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
Amendment of Charter

On August 15, 2011, the stockholders of Wells Core Office Income REIT voted to approve an amendment to its charter that prohibits Wells Core Office Income REIT from buying real estate assets from (or selling real estate assets to) the Advisor or affiliates of the Advisor.

Conflicts of Interest
As of December 31, 2011, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.
Limitations on Internalization Consideration
On August 12, 2011, Wells Core Office Income REIT entered into a letter agreement with the Advisor that limits the circumstances in which WREF or one of its affiliates may receive consideration in connection with a hypothetical acquisition of the Advisor or an affiliate thereof in order to internalize management functions of Wells Core Office Income REIT.  The letter agreement provides that the consideration would be in shares of common stock of Wells Core Office Income REIT and that no consideration would be payable to the Advisor until its stockholders are deemed to have received, through a listing, merger, liquidation, or similar transaction in the aggregate their original investment in shares of Wells Core Office Income REIT plus a 6% cumulative, non-compounded, annual return (adjusted to take into account prior cash distributions designated as a special distribution of net proceeds from the sale of assets). In return, the letter agreement provides that Wells Core Office Income REIT may not, without the Advisor's prior written consent, employ or solicit for employment any person who was employed by the Advisor (or an affiliate thereof) within the prior 12 months, subject to certain exceptions. The letter agreement will remain in effect until 12 months after the last date on which the Advisor or any of its affiliates performs advisory functions for Wells Core Office Income REIT.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2011, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

10.	Income Taxes
Wells Core Office Income REIT's income tax basis net income for the years ended December 31, 2011 and 2010 follows:

	2011	2010
GAAP basis financial statement net loss	$(10,071,668)	$(1,543,623)
Decrease (increase) in net loss resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	1,030,955	124,842
Rental income accrued for income tax purposes greater than (less than) amounts for financial reporting purposes	219,500	(38,514)
Amortization of intangible lease assets incurred for financial reporting purposes in excess of amounts for income tax purposes	3,379,212	114,715
Expenses of The Point at Clark Street REIT, LLC for financial reporting purposes in excess of amounts for income tax purposes	1,464,378	—
Acquisition expenses for financial reporting purposes in excess of amounts for income tax purposes	5,213,371	668,855
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	185,118	—
Income tax basis net income (loss), prior to dividends-paid deduction	$1,420,866	$(673,725)
As of December 31, 2011, the tax basis carrying value of Wells Core Office Income REIT's total assets was approximately $317.7 million. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Wells Core Office Income REIT's distributions per common share are summarized as follows:

	2011	2010
Ordinary income	23%	—%
Capital gains	—%	—%
Return of capital	77%	100%
Total	100%	100%

As of December 31, 2011, returns for the calendar years 2007 through 2010 remain subject to examination by U.S. or various state tax jurisdictions. As of December 31, 2011 and 2010, Wells Core Office Income REIT had no deferred tax assets or liabilities.

11.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,825,335	$3,412,555	$5,658,518	$7,622,989
Net loss	$(1,564,891)	$(2,048,306)	$(2,640,362)	$(3,818,109)
Basic and diluted net loss per share(1)	$(1.14)	$(0.65)	$(0.49)	$(0.49)
Distributions payable per share	$0.33	$0.37	$0.38	$0.38

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	—	$—	$755,389
Net loss	$—	$(104,670)	$(448,491)	$(990,462)
Basic and diluted net loss per share(1)	$—	$(13.08)	$(42.10)	$(2.31)
Distributions payable per share	$—	—	$—	$0.26
(1)    The quarterly per-share amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual loss per-share amounts have been calculated assuming that loss was earned ratably over the year. As a result, the sum of these quarterly per-share amounts does not equal the respective annual per-share amount presented in the accompanying financial statements.
12.     Subsequent Events
In connection with preparing the consolidated financial statements and notes thereto included herein, Wells Core Office Income REIT has evaluated subsequent events and notes the following items in addition to those disclosed elsewhere in the document:
Sale of Shares of Common Stock
From January 1, 2012 to February 29, 2012, Wells Core Office Income REIT raised approximately $33.8 million through the issuance of approximately 1.4 million shares of our common stock under the Initial Offering. As of February 29, 2012, approximately 189.7 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Property Under Contract
On February 8, 2012, Wells Core Office Income REIT entered into a purchase and sale agreement to purchase a 10-story office building containing approximately 268,200 square feet (the "South Lake at Dulles Corner Building") for approximately $91.1 million, exclusive of closing costs and adjustments. The acquisition is expected to be funded with proceeds raised from the Initial Offering and proceeds from the Amended Regions Credit Facility. The South Lake at Dulles Corner Building was built in 2008 and is located on approximately 7.5 acres of land in Herndon, Virginia. The South Lake at Dulles Corner Building is currently 100% leased to two tenants and is anchored by Time Warner Cable, Inc., which leases approximately 99.5% of the building. The closing of the transaction is expected to occur on March 22, 2012; however, the consummation of the purchase of the South Lake at Dulles Corner Building is subject to certain conditions. Wells Core Office Income REIT cannot make any assurances that the closing of this investment will occur.

Declaration of Distributions
On February 29, 2012, Wells Core Office Income REIT's board of directors declared distributions for stockholders of record from March 16, 2012 through June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share. Wells Core Office Income REIT expects to pay this distribution in June 2012.

Wells Core Office Income REIT, Inc. and Subsidiaries
Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2011

Description	Location	Ownership Percentage	Encumbrances	Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2011			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed(b)
				Land	Buildings and Improvements	Total(a)		Land	Buildings and Improvements	Total
Royal Ridge V Building	Irving, TX	100%	$11,054,895	$1,062,810	$16,149,807	$17,212,617	$—	$1,062,810	$16,149,807	$17,212,617	$1,148,203	2005	10/7/2010	0 to 40 years
333 East Lake Street Building	Bloomingdale, IL	100%	(c)	1,415,598	9,678,856	11,094,454	—	1,415,598	9,678,856	11,094,454	585,609	2001	11/19/2010	0 to 40 years
Westway I Building	Houston, TX	100%	(c)	2,300,000	27,752,840	30,052,840	16,138	2,300,000	27,768,978	30,068,978	1,481,977	2007	1/27/2011	0 to 40 years
Duke Bridges I & II Buildings	Frisco, TX	100%	(c)	7,143,737	39,858,029	47,001,766	—	7,143,737	39,858,029	47,001,766	1,835,250	2006	5/12/2011	0 to 40 years
Miramar Centre II Building	Miramar, FL	100%	(c)	3,204,401	16,949,832	20,154,233	—	3,204,401	16,949,832	20,154,233	509,149	2001	5/27/2011	0 to 40 years
7601 Technology Way Building	Denver, CO	100%	$24,900,000	5,932,955	34,470,471	40,403,426	—	5,932,955	34,470,471	40,403,426	1,012,516	1997	6/27/2011	0 to 40 years
Westway II Building	Houston, TX	100%	(c)	2,511,552	66,696,771	69,208,323	1,643,029	2,511,552	68,339,800	70,851,352	792,891	2009	9/28/2011	0 to 40 years
Franklin Center Building	Columbia, MD	100%	None	6,091,847	55,862,231	61,954,078	—	6,091,847	55,862,231	61,954,078	31,984	2008	12/28/2011	0 to 40 years
Total - 100% Wells Core REIT Properties				$29,662,900	$267,418,837	$297,081,737	$1,659,167	$29,662,900	$269,078,004	$298,740,904	$7,397,579

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

(b)
Wells Core Office Income REIT assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years, Site Improvements are depreciated over 15 years, and Buildings are depreciated over 40 years.

(c)	These assets have been added to the borrowing base for the Wells Core Office Income REIT credit facility. The borrowing base assets secure the credit facility.

S-1

Wells Core Office Income REIT, Inc. and Subsidiaries
Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2011 and 2010

	2011	2010
Real Estate:
Balance at the beginning of the year	$28,307,071	$—
Additions to/improvements of real estate	270,433,833	28,307,071
Write-offs of tenant improvements	—	—
Write-offs of intangible assets(1)	—	—
Write-offs of fully depreciated/amortized assets	—	—
Balance at the end of the year	$298,740,904	$28,307,071

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$313,299	$—
Depreciation and amortization expense	7,084,280	313,299
Write-offs of tenant improvements	—	—
Write-offs of intangible assets(1)	—	—
Write-offs of fully depreciated/amortized assets	—	—
Balance at the end of the year	$7,397,579	$313,299

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-2