Form 10-Q
period 2012-03-31
WELLS CORE OFFICE INCOME REIT INC
filed 2012-05-09
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of April 30, 2012: 12,041,326 shares

FORM 10-Q
WELLS CORE OFFICE INCOME REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q of Wells Core Office Income REIT, Inc. and subsidiaries ("Wells Core Office Income REIT," "we," "our" or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity and cash flows reflect all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2011. Wells Core Office Income REIT's results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.
WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$38,671,008	$29,662,900
Buildings and improvements, less accumulated depreciation of $7,128,297 and $4,736,743 as of March 31, 2012 and December 31, 2011, respectively	292,866,139	224,467,544
Intangible lease assets, less accumulated amortization of $4,119,937 and $2,660,836 as of March 31, 2012 and December 31, 2011, respectively	42,811,765	35,569,852
Construction in progress	3,200	1,643,029
Total real estate assets	374,352,112	291,343,325
Cash and cash equivalents	5,084,466	4,690,866
Tenant receivables	2,753,276	1,793,734
Prepaid expenses and other assets	1,240,482	814,217
Deferred financing costs, less accumulated amortization of $1,758,631 and $1,299,125 as of March 31, 2012 and December 31, 2011, respectively	2,869,511	3,329,017
Intangible lease origination costs, less accumulated amortization of $1,320,353 and $876,870 as of March 31, 2012 and December 31, 2011, respectively	14,685,076	10,726,870
Deferred lease costs, less accumulated amortization of $136,176 and $102,806 as of March 31, 2012 and December 31, 2011, respectively	1,442,309	1,472,946
Total assets	$402,427,232	$314,170,975

Liabilities:
Lines of credit	$132,000,000	$85,000,000
Notes payable	35,818,675	35,954,895
Accounts payable and accrued expenses	4,479,720	6,872,046
Due to affiliates	457,329	684,914
Distributions payable	727,989	583,537
Deferred income	2,838,590	2,127,152
Intangible lease liabilities, less accumulated amortization of $58,532 and $29,746 as of March 31, 2012 and December 31, 2011, respectively	1,046,551	1,075,337
Total liabilities	177,368,854	132,297,881

Commitments and Contingencies (Note 5)

Redeemable Common Stock	3,303,224	2,538,167

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 11,285,884 and 9,043,589 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	112,859	90,436
Additional paid-in capital	249,832,390	200,198,600
Cumulative distributions in excess of earnings	(24,886,871)	(18,415,942)
Redeemable common stock	(3,303,224)	(2,538,167)
Total stockholders' equity	221,755,154	179,334,927
Total liabilities, redeemable common stock and stockholders' equity	$402,427,232	$314,170,975
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental income	$7,370,231	$1,328,685
Tenant reimbursements	2,085,714	496,650
	9,455,945	1,825,335
Expenses:
Property operating costs	2,859,540	620,505
Asset and property management fees:
Related-party	714,510	117,247
Other	44,279	23,258
Depreciation	2,391,554	468,693
Amortization	1,438,800	185,523
General and administrative	966,762	495,728
Acquisition fees and expenses	2,075,984	987,936
	10,491,429	2,898,890
Real estate operating loss	(1,035,484)	(1,073,555)
Other income (expense):
Interest expense	(1,616,681)	(479,989)
Interest and other income	43	81
	(1,616,638)	(479,908)
Loss before income tax expense	(2,652,122)	(1,553,463)
Income tax expense	(45,079)	(11,428)
Net loss	$(2,697,201)	$(1,564,891)

Per-share net loss – basic and diluted	$(0.27)	$(1.14)
Weighted-average common shares outstanding – basic and diluted	10,059,305	1,378,494
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$179,334,927
Issuance of common stock	2,271,156	22,712	56,668,475	—	—	56,691,187
Redemption of common stock	(28,861)	(289)	(711,490)	—	—	(711,779)
Increase in redeemable common stock	—	—	—	—	(765,057)	(765,057)
Distributions to common stockholders ($0.37 per share)	—	—	—	(3,773,728)	—	(3,773,728)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(5,225,979)	—	—	(5,225,979)
Other offering costs	—	—	(1,097,216)	—	—	(1,097,216)
Net loss	—	—	—	(2,697,201)	—	(2,697,201)
Balance, March 31, 2012	11,285,884	$112,859	$249,832,390	$(24,886,871)	$(3,303,224)	$221,755,154

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholder's Equity
	Shares	Amount
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$16,500,755
Issuance of common stock	1,403,335	14,033	35,060,176	—	—	35,074,209
Increase in redeemable common stock	—	—	—	—	(127,745)	(127,745)
Distributions to common stockholders ($0.33 per share)	—	—	—	(469,975)	—	(469,975)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(3,315,502)	—	—	(3,315,502)
Other offering costs	—	—	(696,570)	—	—	(696,570)
Net loss	—	—	—	(1,564,891)	—	(1,564,891)
Balance, March 31, 2011	2,225,330	$22,253	$49,253,875	$(3,705,399)	$(170,448)	$45,400,281
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,697,201)	$(1,564,891)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Straight-line rental income	(729,928)	(102,882)
Depreciation	2,391,554	468,693
Amortization	1,907,168	258,801
Noncash interest expense	459,506	150,657
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(229,614)	(78,241)
(Increase) decrease in prepaid expenses and other assets	(426,265)	133,735
(Decrease) increase in accounts payable and accrued expenses	(1,509,011)	269,704
(Decrease) increase in due to affiliates	(172,449)	329,212
Increase in deferred income	711,438	221,128
Net cash (used in) provided by operating activities	(294,802)	85,916

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(91,578,600)	(30,964,191)
Deferred lease costs paid	(573,197)	—
Net cash used in investing activities	(92,151,797)	(30,964,191)

Cash Flows from Financing Activities:
Deferred financing costs paid	—	(117,093)
Proceeds from lines of credit and notes payable	88,531,984	18,600,000
Repayments of lines of credit and notes payable	(41,668,204)	(15,975,000)
Issuance of common stock	56,542,019	35,002,760
Redemptions of common stock	(707,161)	—
Distributions paid to stockholders	(1,948,046)	(203,892)
Distributions paid to stockholders and reinvested in shares of our common stock	(1,681,230)	(174,113)
Commissions on stock sales and related dealer-manager fees paid	(5,117,517)	(3,223,187)
Other offering costs paid	(1,111,646)	(677,184)
Net cash provided by financing activities	92,840,199	33,232,291
Net change in cash and cash equivalents	393,600	2,354,016
Cash and cash equivalents, beginning of period	4,690,866	4,433,008
Cash and cash equivalents, end of period	$5,084,466	$6,787,024
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (unaudited)

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
On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act, with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, the primary shares are offered at a price of $25.00 per share, with discounts available to certain categories of purchases, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million, at which point active operations commenced. On January 29, 2012, the board of directors of Wells Core Office Income REIT approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013.
As of March 31, 2012, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $282.1 million from the sale of approximately 11.3 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $25.9 million, acquisition fees of $5.6 million, and other offering expenses of approximately $5.5 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $245.1 million, including net offering proceeds from the DRP of approximately $4.5 million. As of March 31, 2012, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 188.9 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Wells Core Office Income REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased or pre-leased to creditworthy companies. Wells Core Office Income REIT intends to continue to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of March 31, 2012, Wells Core Office Income REIT owned nine office properties, consisting of approximately 1.6 million square feet. As of March 31, 2012, these office properties were 100% leased.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Wells Core Office Income REIT have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results.
Wells Core Office Income REIT owns a controlling financial interest in Wells Core OP, Wells Core Holdings and Wells Core TRS and, accordingly, includes the accounts of these entities in its consolidated financial statements. The financial statements of Wells Core OP, Wells Core Holdings and Wells Core TRS are prepared using accounting policies consistent with those used by Wells Core Office Income REIT. All intercompany balances and transactions have been eliminated in consolidation.
For further information, refer to the financial statements and footnotes included in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2011.
Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor
As of March 31, 2012 and December 31, 2011, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$34,658,866	$16,005,429	$1,105,083
Accumulated Amortization	(1,441,239)	(2,678,698)	(1,320,353)	(58,532)
Net	$10,831,597	$31,980,168	$14,685,076	$1,046,551

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337
For the three months ended March 31, 2012 and 2011, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2012	$471,058	$988,043	$443,483	$28,786
For the three months ended March 31, 2011	$73,279	$101,454	$84,068	$—
The remaining net intangible lease assets and liabilities as of March 31, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended December 31, 2012	$1,413,176	$3,758,723	$1,732,420	$86,360
For the year ending December 31:
2013	1,874,518	4,981,800	2,304,496	115,146
2014	1,869,949	4,953,780	2,301,994	115,146
2015	1,834,621	4,841,219	2,202,617	115,146
2016	1,828,228	4,767,217	2,167,964	115,146
2017	1,078,336	3,834,671	1,778,363	115,146
Thereafter	932,769	4,842,758	2,197,222	384,461
Total	$10,831,597	$31,980,168	$14,685,076	$1,046,551
Weighted-Average Amortization Period	6 years	7 years	7 years	9 years
Redeemable Common Stock
Under Wells Core Office Income REIT's share redemption program, as amended ("SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to the lessor of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of March 31, 2012, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period. As of March 31, 2012 and December 31, 2011, approximately $997,400, or 40,288 shares, and $285,600, or 11,427 shares, respectively, of Wells Core Office Income REIT's common stock had been redeemed. As of March 31, 2012, approximately $4,600, or 185 shares, of Wells Core Office Income REIT's common stock was tendered for redemption and is included in accounts payable and accrued expenses in the accompanying consolidated balances sheets. As of December 31, 2011, all eligible shares tendered for redemption were redeemed.
Income Taxes
Wells Core Office Income REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, Wells Core Office Income REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells Core Office Income REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Core Office Income REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants Wells Core Office Income REIT relief under certain statutory provisions.
Wells Core Office Income REIT has elected to treat Wells Core TRS as a taxable REIT subsidiary. Wells Core Office Income REIT may perform certain additional, noncustomary services for tenants of its buildings through Wells Core TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells Core Office Income REIT to continue to qualify as a REIT, Wells Core Office Income REIT must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Wells Core Office Income REIT. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expense or benefits are recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized. Wells Core Office Income REIT records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
No provision for federal income taxes has been made in the accompanying consolidated financial statements, other than the provision relating to Wells Core TRS, as Wells Core Office Income REIT has made distributions in excess of taxable income for the periods presented. Wells Core Office Income REIT is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements.
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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for Wells Core Office Income REIT for the interim period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 was effective for Wells Core Office Income REIT for the interim period beginning January 1, 2012, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been indefinitely deferred. The adoption of ASU 2011-05 has not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.
3.     Real Estate Acquisition
During the three months ended March 31, 2012, Wells Core Office Income REIT acquired the following property:

					Intangibles
Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination Costs	Total Purchase Price(1)	Lease Details
South Lake Building	Herndon, VA	3/22/2012	$9,008,108	$68,789,189	$8,701,014	$4,401,689	$90,900,000	(2)

(1)
Purchase price is presented exclusive of closing costs, adjustments and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on preliminary estimates of their fair values.

(2)	A ten-story office building containing approximately 268,200 rentable square feet and is 100% leased to two tenants with a weighted-average remaining lease term of seven years.
For the periods from the respective date of acquisition through March 31, 2012, Wells Core Office Income REIT recognized the following amounts related to the property acquired in 2012:

Property Name	Acquisition Date	Revenues	Net Loss	Acquisition- related Expenses(1)
South Lake Building	3/22/2012	$261,375	$(610,943)	$735,365

(1)	Acquisition-related expenses are recorded as acquisition fees and expenses in the accompanying consolidated statement of operations.
Pro Forma Financial Information for Real Estate Acquisitions
The following unaudited pro forma information presented for the three months ended March 31, 2012 and 2011 have been presented for Wells Core Office Income REIT to give the effect to the acquisition of the South Lake Building and the acquisitions of the Westway I Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, Westway II Building, and the Franklin Center Building (the "2011 Acquisitions") as if the acquisitions occurred on January 1, 2011. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on January 1, 2011.

	Wells Core Office Income REIT	Pro Forma Adjustments
		2011 Acquisitions	South Lake Building	Pro Forma Total
For the three months ended March 31:
2012
Revenues	$9,455,945	—	2,117,141	$11,573,086
Net Loss	$(2,697,201)	—	736,704	$(1,960,497)
Per-share net loss – basic and diluted	$(0.27)			$(0.17)
Weighted-average common shares outstanding – basic and diluted	10,059,305			11,285,884

2011
Revenues	$1,825,335	7,239,273	2,352,379	$11,416,987
Net Loss	$(1,564,891)	149,845	613,763	$(801,283)
Per-share net loss – basic and diluted	$(1.14)			$(0.07)
Weighted-average common shares outstanding – basic and diluted	1,378,494			11,285,884

4.     Lines of Credit and Notes Payable
As of March 31, 2012 and December 31, 2011, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	March 31, 2012	December 31, 2011
Amended Regions Credit Facility	$132,000,000	$85,000,000
Royal Ridge V Loan	10,918,675	11,054,895
Technology Way Loan	24,900,000	24,900,000
Total indebtedness	$167,818,675	$120,954,895
Amended Regions Credit Facility
On June 29, 2011, Wells Core Office Income REIT entered into an amended and restated credit facility (the "Amended Regions Credit Facility") with a syndicate of banks led by Regions Capital Markets ("Regions Bank") and U.S. Bank Loan Capital Markets ("US Bank"). The Amended Regions Credit Facility amends and restates in its entirety the credit facility, dated as of November 19, 2010, by and between Wells Core Office Income REIT, Regions Bank and U.S. Bank. Under the Amended Regions Credit Facility, Wells Core Office Income REIT may borrow up to $300 million, subject to availability. The proceeds of the Amended Regions Credit Facility may be used to acquire properties and for working capital, capital expenditures and other general corporate purposes. Draws under the Amended Regions Credit Facility will be secured by properties directly owned by subsidiaries of Wells Core Office Income REIT that have been added to the borrowing base.
The Amended Regions Credit Facility contains certain restrictive covenants. Although Wells Core Office Income REIT expects to comply with these covenants for the duration of the term of the Amended Regions Credit Facility, depending upon its future operating performance, capital raising success, property and financing transactions and general economic conditions, Wells Core Office Income REIT cannot assure such compliance. As of March 31, 2012, Wells Core Office Income REIT believes it was in compliance and expects to remain in compliance with all restrictive covenants of its outstanding debt obligations.

Fair Value of Outstanding Debt
The estimated fair value of Wells Core Office Income REIT's total indebtedness as of March 31, 2012 and December 31, 2011 was approximately $172.4 million and $123.5 million, respectively. Wells Core Office Income REIT estimated the fair value of the Amended Regions Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid
Wells Core Office Income REIT made the following interest payments on its borrowings:

	Three Months Ended
	March 31,
	2012	2011
Lines of credit	$827,591	$109,100
Notes payable	253,324	154,474
	$1,080,915	$263,574

No interest was capitalized during the three months ended March 31, 2012 and 2011.

5.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of March 31, 2012
Miramar Centre II Building	Humana Medical Plan, Inc.	$289,182
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
6.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended
	March 31,
	2012	2011
Other liabilities assumed upon acquisition of properties	$230,116	$35,809
Commissions on stock sales and related dealer-manager fees due to affiliate	$124,711	$92,329
Other offering costs due to affiliate	$42,796	$37,816
Accrued capital expenditures and deferred lease costs	$3,200	$—
Distributions payable	$727,989	$132,513
Discounts applied to issuance of common stock under primary offering	$149,168	$71,449
Discounts applied to issuance of common stock under DRP	$88,449	$9,164
Increase in redeemable common stock	$765,057	$127,745
Accrued redemptions of common stock	$4,618	$—
Deferred financing cost payable	$—	$17,653

7.     Related-Party Transactions
Advisory Agreement
Wells Core Office Income REIT is party to an agreement with the Advisor, referred to as the Advisory Agreement, under which the Advisor is required to perform services and shall be compensated for such services, as outlined below:

•
Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells Core Office Income REIT, not to exceed 2.0% of gross offering proceeds as of the date of reimbursement. Organization and offering expenses may include legal costs, accounting costs, printing costs, personnel expenses, and other bona fide offering-related costs. When reimbursing the Advisor for organization and offering expenses, subject to the above-described limitation, Wells Core Office Income REIT first reimburses all costs incurred by third parties to date; once all third-party costs have been reimbursed, Wells Core Office Income REIT then reimburses the Advisor for personnel expenses incurred to date.

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

•
Reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries (but excluding bonuses) and other employee-related expenses of the Advisor's employees, who perform a full range of real estate services for Wells Core Office Income REIT, including management, administration, operations, and marketing, and are allocated to Wells Core Office Income REIT, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee or that are reimbursable under a property management agreement or other agreement between Wells Core Office Income REIT and the Advisor or its affiliates. Such costs and expenses are allocated to Wells Core Office Income REIT for reimbursement based upon an allocation methodology approved annually by the conflicts committee of the board of directors. Total operating expenses of Wells Core Office Income REIT, including the reimbursement of these costs and expenses to the Advisor, are limited as described below in Limitation on Operating Expenses.

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
Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of our common stock to the public. As of March 31, 2012, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $12.9 million. As of March 31, 2012, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $5.5 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $7.4 million will be charged to additional paid-in capital and will become payable to the Advisor to the extent Wells Core Office Income REIT raises sufficient additional offering proceeds under the Initial Offering.
Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses means all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (such as expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended March 31, 2012, Wells Core Office Income REIT was in compliance with the operating expense limitation.
Dealer-Manager Agreement
Wells Core Office Income REIT is party to a dealer-manager agreement (the "Dealer-Manager Agreement") with Wells Investment Securities, Inc. ("WIS"), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells Core Office Income REIT. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells Core Office Income REIT, all of which is re-allowed to participating broker/dealers. Wells Core Office Income REIT pays no commissions on shares issued under the DRP.
Additionally, Wells Core Office Income REIT is required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells Core Office Income REIT's stock at the time the shares are sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds may be re-allowed by WIS to participating broker/dealers. Wells Core Office Income REIT pays no dealer-manager fees on shares issued under the DRP.
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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Commissions, net of discounts(1)(2)	$3,711,620	$2,375,322
Dealer-manager fees, net of discounts(1)	1,365,191	868,731
Acquisition fees	1,130,840	700,055
Other offering costs(1)	1,097,216	696,570
Asset management fees	582,670	95,893
Administrative reimbursements	554,718	174,170
Property management fees	131,840	21,354
Debt financing fee	168,000	40,550
Related-party interest expense(3)	—	5,862
Total	$8,742,095	$4,978,507

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months ended March 31, 2012 and 2011.

(3)
Related-party interest expense was payable to WREF on amounts previously outstanding under a $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and repaid in full on February 15, 2011. This bridge loan matured on April 5, 2011.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months ended March 31, 2012 and 2011.
Due to Affiliates
The detail of amounts due to affiliates is provided below as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Administrative reimbursements	$184,912	$154,429
Property management fees	62,111	42,248
Asset management fees	—	152,563
Debt financing fee	—	56,000
Other offering costs	42,796	57,226
Acquisition fees	42,799	57,031
Commissions and dealer-manager fees	124,711	165,417
Total	$457,329	$684,914
Conflicts of Interest
As of March 31, 2012, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

Additionally, one of the members of Wells Core Office Income REIT's board of directors also serves on the board of another REIT sponsored by Wells Capital and, accordingly, may encounter certain conflicts of interest regarding investment and operational decisions.
Operational Dependency
Wells Core Office Income REIT has contracted with the Advisor, Wells Management, and WIS to provide certain services that are essential to Wells Core Office Income REIT, including asset management services, the supervision of the property management and leasing of some properties owned by Wells Core Office Income REIT, asset acquisition and disposition services, the sale of shares of Wells Core Office Income REIT's common stock, as well as other administrative responsibilities for Wells Core Office Income REIT, including accounting services, stockholder communications, and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells Core Office Income REIT's operations are dependent upon the Advisor, Wells Capital, Wells Management, and WIS.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of March 31, 2012, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells Core Office Income REIT, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources.
8.     Subsequent Event
Sale of Shares of Common Stock
From April 1, 2012 to April 30, 2012, Wells Core Office Income REIT raised approximately $19.2 million through the issuance of approximately 0.8 million shares of its common stock under the Initial Offering. As of April 30, 2012, approximately 188.1 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Overview
We were formed to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. As of March 31, 2012, we owned nine real estate properties, consisting of approximately 1.6 million square feet. These office properties were 100% leased as of March 31, 2012.

We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly-owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of our common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We began acquiring real estate assets in October 2010. We continued receiving investor proceeds under our Initial Offering through March 31, 2012. Thus, the results of our operations for the three months ended March 31, 2012 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of real estate assets, interest expense associated with debt financing on the acquisition of real estate assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of March 31, 2012, we have raised gross offering proceeds of approximately $282.1 million through the issuance of our common stock in our Initial Offering, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets, including acquisition fees of 2.0% of gross offering proceeds raised under our Initial Offering.
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
Liquidity and Capital Resources
Overview
During the three months ended March 31, 2012, we raised proceeds under our Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $49.6 million, substantially all of which was invested in real estate properties, either directly (approximately $3.9 million) or through the repayment of debt (approximately $41.7 million) used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. During the three months ended March 31, 2012, we acquired the following property using a combination of equity and debt proceeds:

				Funded with:
Property Name	Location	Acquisition Date	Purchase Price	Equity Proceeds	Lines of Credit Proceeds (1)
South Lake Building	Herndon, VA	3/22/2012	$90,900,000	$3,868,016	$87,031,984

(1)	Represents proceeds from our line of credit used to fund the property at the time of acquisition. The outstanding balance on our line of credit was $132.0 million as of March 31, 2012.
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
Short-Term Liquidity and Capital Resources
Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $92.8 million. During the three months ended March 31, 2012, we generated net proceeds from the sale of common stock under the Initial Offering, net of payments for commissions and fees, of approximately $49.6 million, the majority of which was used to pay down debt, fund acquisition fees and partially fund the acquisition of the South Lake Building. During the three months ended March 31, 2012, we received gross debt proceeds of approximately $88.5 million from the Amended Regions Credit Facility, which were used to partially fund the acquisition of the South Lake Building. We repaid approximately $41.7 million on the Amended Regions Credit Facility and notes payable during the three months ended March 31, 2012. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering in the future and to use those proceeds, along with additional borrowings, to make additional real estate investments and to satisfy our near-term debt requirements.
During the three months ended March 31, 2012, net cash used in operating activities was approximately $0.3 million, primarily due to payments of approximately $2.8 million for annual real estate taxes that were accrued for the prior year and approximately $1.9 million for acquisition-related costs, which were funded with cash generated from the sale of common stock under the Initial Offering but which under GAAP reduced net cash from operating activities. During the three months ended March 31, 2012, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $3.6 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the three months ended March 31, 2012, net cash used in investing activities was approximately $92.2 million and was primarily related to the acquisition of the South Lake Building. We expect to utilize the residual cash balance of approximately $5.1 million as of March 31, 2012 to satisfy current liabilities.
On February 29, 2012, our board of directors declared distributions for stockholders of record from March 16, 2012 through June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share.  We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution as our real estate operations continue to stabilize over the short term.
As of March 31, 2012, the Amended Regions Credit Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	March 31, 2012
Fixed-charge coverage ratio	Greater than 1.75x	1.91
Total debt to total asset value ratio	Less than 60%	41%
Secured debt, excluding Amended Regions Credit Facility and non-recourse debt, to consolidated tangible assets	Less than 10%	0%
Tangible net worth	Greater than approximately $151.9 million(1)	$237.7 million

(1)
Effective January 1, 2012, our tangible net worth must be greater than $110 million, plus 75% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after December 31, 2011. As of December 31, 2012, our tangible net worth may not be less than $200 million. At any time after December 31, 2012 and before the exercise of any extension option, our tangible net worth may not be less than the sum of (1) $200 million and (2) 75% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after December 31, 2012.

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
As of March 31, 2012, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Amended Regions Credit Facility.
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
We expect that our principal demands for capital will include funding acquisitions of office and industrial properties, either directly or through investments in joint ventures; capital improvements for such properties; offering-related costs; operating expenses, including interest expense on any outstanding indebtedness; distributions; and redemptions of shares of our common stock under the SRP.
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
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Over the short term, we expect to temporarily draw on the Amended Regions Credit Facility to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to fund suitable acquisition prospects. Additionally, we may place long-term debt on our existing properties and those properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock under our Initial Offering, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. As of March 31, 2012, our debt-to-real-estate-asset ratio was approximately 42%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our Conflicts Committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments
As of March 31, 2012, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$167,818,675	$10,918,675	$156,900,000	$—	$—
Estimated interest on debt obligations	9,352,290	4,876,967	4,475,323	—	—
Tenant allowances	289,182	289,182	—	—	—
Total	$177,460,147	$16,084,824	$161,375,323	$—	$—
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
When evaluating the amount of current and future cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as measured in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. In accordance with Accounting Standards Codification Topic 805 Business Combinations ("ASC 805"), we expense all acquisition-related costs as incurred. Acquisition-related costs include acquisition fees payable to the Advisor (see Note 7 to our accompanying consolidated financial statements); customary third-party costs, such as legal fees and expenses; costs of appraisals; accounting fees and expenses; title insurance premiums; and other closing costs. As provided in the prospectus for the Initial Offering, acquisition-related costs are funded with cash generated from the sale of common stock in the Initial Offering and, therefore, are not funded with cash generated from operations.
Generally, our policy is to pay distributions based on current and projected cash flow from operations after giving consideration to amounts excluded from cash flow from operations under GAAP but paid for out of proceeds from our Initial Offering, such as acquisition-related expenses. Over the long term, we expect to fund stockholder distributions principally with cash flow from operations (reflecting the impact of ASC 805); however, in the short term, we may also temporarily use borrowings to fund stockholder distributions during our fundraising and property acquisition stages (i) to bridge the gap between timing differences that may arise between the rate at which we are able to raise equity proceeds under the Initial Offering and the rate at which we are able to deploy equity into income-producing properties and (ii) to the extent we declare distributions in anticipation of cash flow that we expect to receive during a later period and we pay these distributions in advance of our actual receipt of these funds.

Our board of directors declared distributions for stockholders of record from December 16, 2011 through March 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in March 2012.
For the three months ended March 31, 2012, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $3.6 million. During the same period, net cash used in operating activities was approximately $0.3 million, including approximately $2.8 million used to fund annual real estate taxes and approximately $1.9 million of acquisition-related costs paid with proceeds from our Initial Offering, but which under GAAP reduced net cash from operating activities. As a result, the distributions paid to common stockholders for the three months ended March 31, 2012, as described above, were funded from our borrowings. Borrowings have been used to fund distributions to the extent that (i) quarterly cash flows from operating activities have been used to fund annual payments of operating expenses and (ii) acquisition-related costs have reduced net cash flows from operating activities.
Our board of directors also has declared distributions for stockholders of record from March 16, 2012 through June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in June 2012.
Results of Operations
Overview
Our Initial Offering was declared effective on June 10, 2010. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on September 29, 2010, we commenced active operations and acquired two properties during the year ended December 31, 2010 and six properties during the year ended December 31, 2011. During the three months ended March 31, 2012, we acquired one additional property, bringing our total portfolio to nine properties as of March 31, 2012. Accordingly, the results of operations presented for the three months ended March 31, 2012 and 2011 are not directly comparable.

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
Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2012
Rental income and tenant reimbursements increased from approximately $1.3 million and $0.5 million, respectively, for the three months ended March 31, 2011 to approximately $7.4 million and $2.1 million, respectively, for the three months ended March 31, 2012, primarily as a result of the growth in the portfolio during 2011 and 2012. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to the first quarter of 2012, as a result of owning the asset acquired during 2012 for an entire period and future acquisitions of real estate assets.
Property operating costs and asset and property management fees increased from approximately $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2011 to approximately $2.9 million and $0.8 million, respectively, for the three months ended March 31, 2012, primarily as a result of the growth in the portfolio during 2011 and 2012. Property operating costs and management fees represent approximately 42% and 38% of total revenue for the three months ended March 31, 2011 and March 31, 2012, respectively. Property operating costs and management fees, measured in gross dollars, are expected to continue to increase in future periods, as compared to the first quarter of 2012, as a result of owning the asset acquired during 2012 for an entire period and future acquisitions of real estate assets.
Depreciation of real estate and amortization of lease costs increased from approximately $0.5 million and $0.2 million, respectively, for the three months ended March 31, 2011 to approximately $2.4 million and $1.4 million, respectively, for the three months ended March 31, 2012, primarily as a result of the growth in the portfolio during 2011 and 2012. Amortization increased at a higher rate than depreciation primarily because the period of amortization for lease assets is the respective lease term, which is generally shorter than the useful life over which buildings and improvements are depreciated. Depreciation and amortization are expected to continue to increase in future periods, as compared to the first quarter of 2012, as a result of owning the asset acquired during 2012 for an entire period and future acquisitions of real estate assets.
General and administrative expenses increased from approximately $0.5 million for the three months ended March 31, 2011 to approximately $1.0 million for the three months ended March 31, 2012, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and 2012. General and administrative expenses, as a percent of total revenues, decreased from approximately 27% for the three months ended March 31, 2011 to approximately 10% for the three months ended March 31, 2012. In connection with the acquisition of additional properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to continue to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.
Acquisition fees and expenses increased from approximately $1.0 million for the three months ended March 31, 2011 to approximately $2.1 million for the three months ended March 31, 2012, primarily due to the acquisition of the South Lake Building in March 2012 and an increase in the amount of equity proceeds raised under our Initial Offering. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 7 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to continue to increase as we raise additional proceeds under our Initial Offering and acquire additional real estate assets.
Interest expense increased from approximately $0.5 million for three months ended March 31, 2011 to approximately $1.6 million for the three months ended March 31, 2012, primarily due to an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011 and 2012. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised under the Initial Offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.
Our net loss increased from approximately $1.6 million for the three months ended March 31, 2011 to approximately  $2.7 million for the three months ended March 31, 2012, primarily due to an an increase in our interest expense of approximately $1.1 million. We sustained a net loss for the three months ended March 31, 2012 as a result of incurring a real estate operating loss of approximately $1.0 million and interest expense of approximately $1.6 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $2.1 million, which were funded with proceeds raised from the sale of our common stock under the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2011 and 2012. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved from approximately $1.14 for the three months ended March 31, 2011 to $0.27 for the three months ended March 31, 2012 due to an approximate increase in weighted-average shares outstanding of 8.7 million shares, offset by the increase in our net loss. As we continue to raise equity under our Initial Offering to acquire additional real estate properties and repay current and future borrowings, and as we continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position. The level of future net income (loss) per share will vary, primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets.
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
The Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. Because MFFO excludes costs that are considered more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect operations only in periods in which properties are acquired, MFFO can provide, on a going-forward basis, an indication of the sustainability of operating performance after the period in which properties are acquired. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Initial Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. Our MFFO calculation complies with the IPA's Practice Guideline and excludes the following income and expenses:

•
Additional amortization of lease assets (liabilities). GAAP implicitly assumes that the value of intangible lease assets (liabilities) diminishes predictably over time and, thus, requires these charges to be recognized ratably over the respective lease terms. Like real estate values, market lease rates in aggregate have historically risen or fallen with local market conditions. As a result, management believes that, by excluding these charges, MFFO provides useful supplemental information that is reflective of the performance of our real estate investments and that is useful in assessing the sustainability of our operations.

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

Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation than they are during the period after their capital raising activities have ceased. As disclosed in our offering prospectus, we will use the proceeds raised under the Initial Offering to acquire properties, repay indebtedness used to acquire properties, and increase our borrowing capacity. We have opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under the Initial Offering in order to more quickly build a larger and more diversified portfolio. In conjunction with certain acquisitions, we may enter into a master lease agreement with the seller, whereby the seller is obligated to pay us rent pertaining to certain spaces impacted by existing rental abatements. As such, in addition to the above items prescribed by IPA's Practice Guideline, we also adjust for noncash interest expense and master lease proceeds. Noncash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. In accordance with GAAP, amounts received from a seller are recorded as an adjustment to the basis of real estate assets at the time of acquisition, and, accordingly, are not included in revenues, net income, or FFO. This application results in income recognition that can differ significantly from current contract terms. Management believes that the resulting measure, which we refer to as adjusted funds from operations ("AFFO"), provides supplemental information that (i) allows for better comparability of reporting periods and (ii) is reflective of the realized economic impact of our leases (including master leases) that is useful in assessing the sustainability of our operating performance. We also believe that AFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in significant acquisition and short-term borrowing activities.
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

Reconciliations of our net loss to FFO, MFFO and AFFO for the three months ended March 31, 2012 and 2011 are provided below:

	Three Months Ended
	March 31,
	2012	2011
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net loss	$(2,697,201)	$(1,564,891)
Adjustments:
Depreciation of real estate assets	2,391,554	468,693
Amortization of lease-related costs	1,438,800	185,523
Total Funds From Operations adjustments	3,830,354	654,216
Funds From Operations	1,133,153	(910,675)

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	468,368	73,278
Straight-line rental income	(729,928)	(102,882)
Real estate acquisition-related costs	2,075,984	987,936
Total Modified Funds From Operations adjustments	1,814,424	958,332
Modified Funds From Operations	2,947,577	47,657

Noncash interest expense	459,506	150,657
Master lease proceeds	488,303	—
Adjusted Funds From Operations	$3,895,386	$198,314
Election as a REIT
We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.
Wells Core TRS is a wholly owned subsidiary of Wells Core Office Income REIT that is organized as a Delaware limited liability company. We have elected to treat Wells Core TRS as a taxable REIT subsidiary. We may perform additional, noncustomary services for tenants of buildings that we own through Wells Core TRS, including any real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expense or benefits are recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.
No provision for federal income taxes has been made in our accompanying consolidated financial statements, other than the provision relating to Wells Core TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.
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

As of March 31, 2012 and December 31, 2011, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$34,658,866	$16,005,429	$1,105,083
Accumulated Amortization	(1,441,239)	(2,678,698)	(1,320,353)	(58,532)
Net	$10,831,597	$31,980,168	$14,685,076	$1,046,551

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337
For the three months ended March 31, 2012 and 2011, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2012	$471,058	$988,043	$443,483	$28,786
For the three months ended March 31, 2011	$73,279	$101,454	$84,068	$—

The remaining net intangible lease assets and liabilities as of March 31, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended December 31, 2012	$1,413,176	$3,758,723	$1,732,420	$86,360
For the year ending December 31:
2013	1,874,518	4,981,800	2,304,496	115,146
2014	1,869,949	4,953,780	2,301,994	115,146
2015	1,834,621	4,841,219	2,202,617	115,146
2016	1,828,228	4,767,217	2,167,964	115,146
2017	1,078,336	3,834,671	1,778,363	115,146
Thereafter	932,769	4,842,758	2,197,222	384,461
Total	$10,831,597	$31,980,168	$14,685,076	$1,046,551
Weighted-Average Amortization Period	6 years	7 years	7 years	9 years
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment.  The defendants' motion for summary judgment is currently pending before the Court.
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
Subsequent Event
Sale of Shares of Common Stock
From April 1, 2012 to April 30, 2012, we raised approximately $19.2 million through the issuance of approximately 0.8 million shares of our common stock under the Initial Offering. As of April 30, 2012, approximately 188.1 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to the following additional risks, which are hereby added to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011.
Risks Related to an Investment in Us

We are dependent upon affiliates of WREF, including the Advisor, Wells Management, and WIS, to conduct our operations and the Initial Offering; thus, adverse changes in the financial health of WREF could hinder the Advisor's, Wells Management's and WIS's ability to provide these services to us and consequently impair our operating results and negatively affect the return on our stockholders' investment.

We are dependent upon the Advisor, Wells Management, and WIS, which are owned and controlled by WREF to provide certain services that are essential to us, including asset management services, the supervision of the property management and leasing of some properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. While WREF has established finance sources, it is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. A large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II"). Wells REIT II is a mature program that WREF sponsored that has approximately $5.7 billion of assets as of March 31, 2012. Wells REIT II is exploring strategies to provide liquidity for its stockholders. WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013 as Wells REIT II has indicated an intention to become self-advised on or before that date and has indicated that it does not expect to need to rely on WREF for the same level of services beyond December 31, 2013. Moreover, WREF's advisory agreement is terminable on 60 days' notice. When Wells REIT II reduces the compensation it pays to WREF, WREF's income will be significantly affected. WREF may not be able to replace that income from other sources. Although we expect WREF to have the financial resources to continue to provide asset-management and advisory services to us, a significant reduction in WREF's income may limit its ability to support the operations of WIS, its indirect wholly owned subsidiary. Should that occur, WIS's ability to raise capital in our Initial Public Offering or any future offering may be adversely affected. Any resulting reduction in offering proceeds could prevent us from reaching our portfolio size and diversification goals, which could negatively affect the return on our stockholders' investment.

Retirement Plan Risks

If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Any share redemptions requested to satisfy these RMD requirements will be considered requests for "Ordinary Redemptions," as defined in our share redemption program. Our share redemption program limits the amount of Ordinary Redemptions that can be made in a given year. Additionally, you will not be eligible to receive Ordinary Redemptions until you have held your shares for at least one year. As a result, you may not be able to redeem your shares at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to redeem your shares, such redemptions may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2012 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer- manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to offer the shares registered in our primary offering over a three-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may offer shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2012, we had raised gross offering proceeds under the Initial Offering of approximately $282.1 million from the sale of approximately 11.3 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $25.9 million, acquisition fees of approximately $5.6 million, and other offering expenses of approximately $5.5 million, we had raised aggregate net offering proceeds of approximately $245.1 million. We have invested the majority of the net offering proceeds raised through March 31, 2012 in commercial real estate acquisitions. Going forward, we intend to continue to invest net offering proceeds in commercial real estate properties.

(c)	During the quarter ended March 31, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	7,840	$24.47	7,840	(3)
February 2012	8,538	$24.77	8,538	(3)
March 2012	12,298	$24.70	12,298	(3)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2012 were made pursuant to the SRP.

(2)	We announced the commencement of the program on June 10, 2010, and it was subsequently amended on November 8, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.
Our board of directors has adopted a share redemption program, as amended, referred to as the SRP, pursuant to which investors may sell their shares to us subject to numerous restrictions. The limits on our ability to redeem shares under the program are as set forth below:

•
Except with respect to redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, we will not redeem shares until one year after the issuance of the shares to be redeemed.

•
We may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for "Ordinary Redemptions" (redemptions not sought within two years of an investor's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility) during the 12-month period ending on such redemption date to exceed 50% of the net proceeds from the sale of shares under the DRP during such 12-month period.

•	We will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

•	100% of the net proceeds from the DRP during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.

We will not redeem any share that has been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share are not eligible to participate in the SRP with respect to the shares so transferred.
Our board of directors may amend, suspend or terminate the SRP upon 30 days' notice; however, the effective date of an amendment may be accelerated by the board of directors to a date that is fewer than 30 days after the date of the announcement of the amendment if the amendment does not adversely affect the rights of redeeming stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2012, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

May 9, 2012	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2012 FORM 10-Q OF
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

4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on April 9, 2012.

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on April 9, 2012.)

4.4
Escrow Agreement between the Company, Wells Investment Securities, Inc. and UMB Bank N.A. dated June 22, 2010 (incorporated by reference to Exhibit 4.5 to the Company's Form 10-Q filed with the Commission on August 11, 2010.)

10.1
Agreement of Sale between Brandywine Acquisition Partners LP and Arep South Lake at Dulles Corner LLC dated November 23, 2011 (incorporated by reference to Exhibit 10.34 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-163411) filed April 9, 2012.)

10.2
Seventh Amendment to Agreement of Sale by and between Brandywine Acquisition Partners LP and Wells Core - REIT South Lake at Dulles, LLC dated February 8, 2012 (incorporated by reference to Exhibit 10.35 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-163411) filed April 9, 2012.)

10.3
Assignment and Assumption of Purchase Agreement by and between Arep South Lake at Dulles Corner, LLC and Wells Core REIT - South Lake at Dulles, LLC dated February 8, 2012 (incorporated by reference to Exhibit 10.36 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-163411) filed April 9, 2012.

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

99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed November 10, 2011.)

101.INS**	XBRL Instance Document.

Exhibit No.	Description

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

__________

*	Filed herewith.

**	Furnished with this Form 10-Q.