Form 10-Q
period 2012-06-30
WELLS CORE OFFICE INCOME REIT INC
filed 2012-08-13
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of July 31, 2012: 14,551,776 shares

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2011. Wells Core Office Income REIT's results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$38,671,008	$29,662,900
Buildings and improvements, less accumulated depreciation of $10,112,122 and $4,736,743 as of June 30, 2012 and December 31, 2011, respectively	289,886,667	224,467,544
Intangible lease assets, less accumulated amortization of $5,761,037 and $2,660,836 as of June 30, 2012 and December 31, 2011, respectively	41,040,346	35,569,852
Construction in progress	78,601	1,643,029
Total real estate assets	369,676,622	291,343,325
Cash and cash equivalents	9,613,619	4,690,866
Tenant receivables	2,823,169	1,793,734
Prepaid expenses and other assets	810,484	814,217
Deferred financing costs, less accumulated amortization of $2,218,180 and $1,299,125 as of June 30, 2012 and December 31, 2011, respectively	2,411,238	3,329,017
Intangible lease origination costs, less accumulated amortization of $1,886,623 and $876,870 as of June 30, 2012 and December 31, 2011, respectively	14,101,210	10,726,870
Deferred lease costs, less accumulated amortization of $185,499 and $102,806 as of June 30, 2012 and December 31, 2011, respectively	1,571,332	1,472,946
Total assets	$401,007,674	$314,170,975

Liabilities:
Lines of credit	$81,000,000	$85,000,000
Notes payable	35,681,088	35,954,895
Accounts payable and accrued expenses	4,732,163	6,872,046
Due to affiliates	674,168	684,914
Distributions payable	837,022	583,537
Deferred income	2,690,744	2,127,152
Intangible lease liabilities, less accumulated amortization of $87,319 and $29,746 as of June 30, 2012 and December 31, 2011, respectively	1,017,764	1,075,337
Total liabilities	126,632,949	132,297,881

Commitments and Contingencies (Note 5)

Redeemable Common Stock	4,165,818	2,538,167

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 13,820,255 and 9,043,589 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	138,203	90,436
Additional paid-in capital	305,826,051	200,198,600
Cumulative distributions in excess of earnings	(31,589,529)	(18,415,942)
Redeemable common stock	(4,165,818)	(2,538,167)
Total stockholders' equity	270,208,907	179,334,927
Total liabilities, redeemable common stock and stockholders' equity	$401,007,674	$314,170,975
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$9,537,441	$2,421,366	$16,907,672	$3,750,051
Tenant reimbursements	2,103,834	991,189	4,189,548	1,487,839
Other property income	39,714	—	39,714	—
	11,680,989	3,412,555	21,136,934	5,237,890
Expenses:
Property operating costs	3,604,821	1,322,092	6,464,361	1,942,597
Asset and property management fees:
Related-party	911,916	190,307	1,626,426	307,554
Other	80,594	31,238	124,873	54,496
Depreciation	3,039,506	805,102	5,431,060	1,273,795
Amortization	1,881,796	407,439	3,320,596	592,962
General and administrative	1,078,189	581,675	2,044,951	1,077,403
Acquisition fees and expenses	1,322,738	1,526,728	3,398,722	2,514,664
	11,919,560	4,864,581	22,410,989	7,763,471
Real estate operating loss	(238,571)	(1,452,026)	(1,274,055)	(2,525,581)
Other income (expense):
Interest expense	(1,734,505)	(581,108)	(3,351,186)	(1,061,097)
Other income (expense)	(24)	2,639	19	2,720
	(1,734,529)	(578,469)	(3,351,167)	(1,058,377)
Loss before income tax expense	(1,973,100)	(2,030,495)	(4,625,222)	(3,583,958)
Income tax expense	(48,343)	(17,811)	(93,422)	(29,239)
Net loss	$(2,021,443)	$(2,048,306)	$(4,718,644)	$(3,613,197)

Per-share net loss – basic and diluted	$(0.16)	$(0.65)	$(0.42)	$(1.60)
Weighted-average common shares outstanding – basic and diluted	12,485,518	3,141,028	11,272,412	2,264,630
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$179,334,927
Issuance of common stock	4,833,647	48,337	120,589,786	—	—	120,638,123
Redemption of common stock	(56,981)	(570)	(1,401,216)	—	—	(1,401,786)
Increase in redeemable common stock	—	—	—	—	(1,627,651)	(1,627,651)
Distributions to common stockholders ($0.75 per share)	—	—	—	(8,454,943)	—	(8,454,943)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(11,093,683)	—	—	(11,093,683)
Other offering costs	—	—	(2,467,436)	—	—	(2,467,436)
Net loss	—	—	—	(4,718,644)	—	(4,718,644)
Balance, June 30, 2012	13,820,255	$138,203	$305,826,051	$(31,589,529)	$(4,165,818)	$270,208,907

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholder's Equity
	Shares	Amount
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$16,500,755
Issuance of common stock	3,392,912	33,929	84,753,864	—	—	84,787,793
Redemption of common stock	(812)	(8)	(20,291)	—	—	(20,299)
Increase in redeemable common stock	—	—	—	—	(631,588)	(631,588)
Distributions to common stockholders ($0.70 per share)	—	—	—	(1,654,174)	—	(1,654,174)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(7,991,650)	—	—	(7,991,650)
Other offering costs	—	—	(1,678,590)	—	—	(1,678,590)
Net loss	—	—	—	(3,613,197)	—	(3,613,197)
Balance, June 30, 2011	4,214,095	$42,141	$93,269,104	$(6,937,904)	$(674,291)	$85,699,050
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(4,718,644)	$(3,613,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line rental income	(1,548,711)	(246,023)
Depreciation	5,431,060	1,273,795
Amortization	4,282,989	876,046
Noncash interest expense	919,055	320,915
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in other tenant receivables	519,276	(184,082)
Decrease in prepaid expenses and other assets	3,733	109,900
(Decrease) increase in accounts payable and accrued expenses	(1,114,867)	810,995
(Decrease) increase in due to affiliates	(176,791)	448,540
Increase in deferred income	563,592	593,415
Net cash provided by operating activities	4,160,692	390,304

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(91,643,545)	(141,676,413)
Deferred lease costs paid	(959,116)	—
Net cash used in investing activities	(92,602,661)	(141,676,413)

Cash Flows from Financing Activities:
Due to affiliates	—	(293,543)
Deferred financing costs paid	(1,276)	(3,255,805)
Proceeds from lines of credit and notes payable	88,531,984	118,500,000
Repayments of lines of credit and notes payable	(92,805,791)	(49,475,000)
Issuance of common stock	120,404,022	84,594,663
Redemptions of common stock	(1,401,786)	—
Distributions paid to stockholders	(4,341,766)	(783,646)
Distributions paid to stockholders and reinvested in shares of our common stock	(3,859,692)	(665,144)
Commissions on stock sales and related dealer-manager fees paid	(10,821,380)	(7,792,579)
Other offering costs paid	(2,339,593)	(1,675,730)
Net cash provided by financing activities	93,364,722	139,153,216
Net change in cash and cash equivalents	4,922,753	(2,132,893)
Cash and cash equivalents, beginning of period	4,690,866	4,433,008
Cash and cash equivalents, end of period	$9,613,619	$2,300,115
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (unaudited)

1.	Organization
Wells Core Office Income REIT, Inc. ("Wells Core Office Income REIT") was formed on July 3, 2007 as a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT"). Substantially all of Wells Core Office Income REIT's business is conducted through Wells Core Office Income Operating Partnership, L.P. ("Wells Core OP"), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income REIT is the sole general partner of Wells Core OP. Wells Core Office Income Holdings, LLC ("Wells Core Holdings"), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP. Wells Core Office Income REIT owns 100% of the interests of Wells Core Holdings and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. In addition, Wells Core OP formed Wells Core REIT TRS, LLC ("Wells Core TRS"), a wholly owned subsidiary organized as a Delaware corporation, on December 13, 2011 (see Note 2). References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP, Wells Core Holdings and Wells Core TRS, unless stated otherwise.
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
As of June 30, 2012, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $346.0 million from the sale of approximately 13.9 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $31.6 million, acquisition fees of $6.9 million, and other offering expenses of approximately $6.9 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $300.6 million, including net offering proceeds from the DRP of approximately $6.5 million. As of June 30, 2012, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 186.4 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Wells Core Office Income REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased or pre-leased to creditworthy companies. Wells Core Office Income REIT intends to continue to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of June 30, 2012, Wells Core Office Income REIT owned nine office properties, consisting of approximately 1.6 million square feet. As of June 30, 2012, these office properties were 100% leased.
Wells Core Office Income REIT executed an agreement with Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), under which the Advisor will perform certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Advisory Agreement"). The Advisory Agreement was renewed for a 60-day term on June 7, 2012 through August 6, 2012. Effective August 7, 2012, the Advisory Agreement was renewed through November 6, 2012. The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF") and has contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Wells Core Office Income REIT.

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
Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor
As of June 30, 2012 and December 31, 2011, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of June 30, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,240,693	$34,560,690	$15,987,833	$1,105,083
Accumulated Amortization	(1,891,868)	(3,869,169)	(1,886,623)	(87,319)
Net	$10,348,825	$30,691,521	$14,101,210	$1,017,764

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337

For the three months and six months ended June 30, 2012 and 2011, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30:
2012	$482,772	$1,288,647	$583,866	$28,787
2011	$181,774	$254,113	$153,326	$—

For the six months ended June 30:
2012	$953,830	$2,276,690	$1,027,349	$57,573
2011	$255,053	$355,568	$237,394	$—
The remaining net intangible lease assets and liabilities as of June 30, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended December 31, 2012	$934,936	$2,484,047	$1,151,006	$57,573
For the year ending December 31:
2013	1,869,949	4,967,842	2,301,994	115,146
2014	1,869,949	4,953,780	2,301,994	115,146
2015	1,834,621	4,841,219	2,202,617	115,146
2016	1,828,228	4,767,216	2,167,964	115,146
2017	1,078,336	3,834,671	1,778,363	115,146
Thereafter	932,806	4,842,746	2,197,272	384,461
Total	$10,348,825	$30,691,521	$14,101,210	$1,017,764
Weighted-Average Amortization Period	6 years	7 years	7 years	9 years
Redeemable Common Stock
Under Wells Core Office Income REIT's share redemption program, as amended ("SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of June 30, 2012, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period. As of June 30, 2012 and December 31, 2011, approximately $1.7 million, or 68,408 shares, and $285,600, or 11,427 shares, respectively, of Wells Core Office Income REIT's common stock had been redeemed. As of June 30, 2012 and December 31, 2011, all eligible shares tendered for redemption were redeemed.

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
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 was effective for Wells Core Office Income REIT for the interim period beginning January 1, 2012, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been indefinitely deferred. The adoption of ASU 2011-05 has not had an impact on Wells Core Office Income REIT's financial statements or disclosures.
3.     Real Estate Acquisition
During the six months ended June 30, 2012, Wells Core Office Income REIT acquired the following property:

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

(2)	A ten-story office building containing approximately 268,240 rentable square feet and is 100% leased to two tenants with a weighted-average remaining lease term of seven years.
For the periods from the respective date of acquisition through June 30, 2012, Wells Core Office Income REIT recognized the following amounts related to the property acquired in 2012:

Property Name	Acquisition Date	Revenues	Net Loss	Acquisition- related Expenses(1)
South Lake Building	3/22/2012	$2,695,159	$(60,683)	$753,116

(1)	Acquisition-related expenses are recorded as acquisition fees and expenses in the accompanying consolidated statement of operations.
Pro Forma Financial Information for Real Estate Acquisitions
The following unaudited pro forma information presented for the three months and six months ended June 30, 2012 and 2011 have been presented for Wells Core Office Income REIT to give the effect to the acquisitions through June 30, 2012, including the Westway I Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, the Westway II Building, the Franklin Center Building, and the South Lake Building

as if the acquisitions occurred on January 1, 2011. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on January 1, 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$11,680,990	$11,712,073	$23,298,398	$23,242,022
Net loss	$(2,021,443)	$(1,365,778)	$(4,333,298)	$(2,099,902)
Per-share net loss – basic and diluted	$(0.15)	$(0.10)	$(0.31)	$(0.15)
Weighted-average common shares outstanding – basic and diluted	13,820,255	13,820,255	13,820,255	13,820,255

The following unaudited pro forma statements of operations presented for the three months and six months ended June 30, 2011 and 2010 have been presented for Wells Core Office Income REIT to give the effect to the acquisitions through June 30, 2011, including the Westway I Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, and the 7601 Technology Way Building as if the acquisitions occurred on September 29, 2010 (the date Wells Core Office Income REIT commenced active operations). The unaudited pro forma financial information has been prepared for information purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated as of September 29, 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$5,657,095	$—	$11,214,350	$—
Net loss	$(1,830,980)	$—	$(3,157,605)	$—
Per-share net loss – basic and diluted	$(0.43)	$—	$(0.75)	$—
Weighted-average common shares outstanding – basic and diluted	4,214,095	4,214,095	4,214,095	4,214,095

4.     Lines of Credit and Notes Payable
As of June 30, 2012 and December 31, 2011, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	June 30, 2012	December 31, 2011
Amended Regions Credit Facility	$81,000,000	$85,000,000
Royal Ridge V Loan	10,781,088	11,054,895
Technology Way Loan	24,900,000	24,900,000
Total indebtedness	$116,681,088	$120,954,895
Amended Regions Credit Facility
Wells Core Office Income REIT entered into an amended and restated credit facility (the "Amended Regions Credit Facility") on June 29, 2011 with a syndicate of banks led by Regions Capital Markets ("Regions Bank") and U.S. Bank Loan Capital Markets ("US Bank"). The Amended Regions Credit Facility amended and restated in its entirety the credit facility, dated as of November 19, 2010, by and between Wells Core Office Income REIT, Regions Bank and U.S. Bank. Under the Amended Regions Credit Facility, Wells Core Office Income REIT may borrow up to $300 million, subject to availability. The proceeds of the Amended Regions Credit Facility may be used to acquire properties and for working capital, capital expenditures and other general corporate purposes. Draws under the Amended Regions Credit Facility will be secured by properties directly owned by subsidiaries of Wells Core Office Income REIT that have been added to the borrowing base. The Amended Regions Credit Facility, which matures on November 19, 2013, contains certain restrictive covenants. As of June 30, 2012, Wells Core Office Income REIT believes it was in compliance with all restrictive covenants of its outstanding debt obligations.
Fair Value of Outstanding Debt
The estimated fair value of Wells Core Office Income REIT's total indebtedness as of June 30, 2012 and December 31, 2011 was approximately $120.6 million and $123.5 million, respectively. Wells Core Office Income REIT estimated the fair values of the debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Weighted-Average Interest Rate and Interest Paid
As of June 30, 2012 and December 31, 2011, the weighted-average interest rates on Wells Core Office Income REIT's line of credit and notes payable were approximately 2.75% and 3.99%, respectively. Wells Core Office Income REIT made the following interest payments on its borrowings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Lines of credit	$1,239,974	$379,990	$2,067,565	$534,464
Notes payable	251,276	112,900	504,600	222,000
	$1,491,250	$492,890	$2,572,165	$756,464

No interest was capitalized during the six months ended June 30, 2012 and 2011.

5.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of June 30, 2012
Miramar Centre II Building	Humana Medical Plan, Inc.	$144,591
Litigation
From time to time, Wells Core Office Income REIT is party to legal proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available.  Wells Core Office Income REIT records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated.  If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells Core Office Income REIT accrues the best estimate within the range.  If no amount within the range is a better estimate than any other amount, Wells Core Office Income REIT accrues the minimum amount within the range.  If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells Core Office Income REIT discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made.  If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells Core Office Income REIT discloses the nature and estimate of the possible loss of the litigation. Wells Core Office Income REIT does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Wells Core Office

Income REIT is not currently involved in any legal proceedings for which the outcome is expected to have a material effect on the results of operations or financial condition of Wells Core Office Income REIT. Wells Core Office Income REIT is not aware of any legal proceedings contemplated by governmental authorities.
6.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended
	June 30,
	2012	2011
Other liabilities assumed upon acquisition of properties	$230,116	$745,223
Commissions on stock sales and related dealer-manager fees due to affiliate	$203,619	$77,404
Other offering costs due to affiliate	$185,069	$21,291
Accrued capital expenditures and deferred lease costs	$73,691	$—
Distributions payable	$837,022	$245,925
Discounts applied to issuance of common stock under primary offering	$234,101	$193,130
Discounts applied to issuance of common stock under DRP	$203,137	$35,008
Increase in redeemable common stock	$1,627,651	$631,588
Accrued redemptions of common stock	$—	$20,299
Deferred financing cost payable	$—	$71,963

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

Effective June 7, 2012, the Advisory Agreement was renewed through August 6, 2012. The terms of the agreement, other than the change in the term of the agreement from one year to two months, are identical to those of the advisory agreement in effect through June 6, 2012. Effective August 7, 2012, the Advisory Agreement was renewed through November 6, 2012. The Advisory Agreement may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other party. Under the terms of the Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith.
Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of our common stock to the public. As of June 30, 2012, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $15.9 million. As of June 30, 2012, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $6.9 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $9.0 million will be charged to additional paid-in capital and will become payable to the Advisor to the extent Wells Core Office Income REIT raises sufficient additional offering proceeds under the Initial Offering.
Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses means all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (such as expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended June 30, 2012, Wells Core Office Income REIT was in compliance with the operating expense limitation.
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
Master Property Management, Leasing, and Construction Agreement
Wells Core Office Income REIT and Wells Management, an affiliate of Wells Capital, are party to a Master Property Management, Leasing, and Construction Management Agreement (the "Management Agreement") under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain Wells Core Office Income REIT properties:

•
property management fees negotiated for each property managed by Wells Management; typically this fee is equal to a percentage of the gross monthly income collected for that property for the preceding month;

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
The Management Agreement was renewed on August 11, 2012 for an additional one-year term.

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Commissions, net of discounts(1)(2)	$4,238,774	$3,333,602	$7,950,394	$5,708,924
Dealer-manager fees, net of discounts(1)	1,543,997	1,220,865	2,909,188	2,089,596
Acquisition fees	1,277,240	991,838	2,408,080	1,691,893
Other offering costs(1)	1,370,220	982,021	2,467,436	1,678,590
Asset management fees	754,877	158,225	1,337,547	254,118
Administrative reimbursements	555,850	246,052	1,110,568	420,222
Property management fees	157,039	32,082	288,879	53,436
Debt financing fee	168,000	40,550	336,000	81,100
Related-party interest expense(3)	—	—	—	5,862
Total	$10,065,997	$7,005,235	$18,808,092	$11,983,741

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months and six months ended June 30, 2012 and 2011.

(3)
Related-party interest expense was payable to WREF on amounts previously outstanding under a $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and repaid in full on February 15, 2011. This bridge loan matured on April 5, 2011.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months and six months ended June 30, 2012 and 2011.
Due to Affiliates
The detail of amounts due to affiliates is provided below as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Administrative reimbursements	$186,207	$154,429
Property management fees	50,754	42,248
Asset management fees	—	152,563
Debt financing fee	—	56,000
Other offering costs	185,069	57,226
Acquisition fees	48,519	57,031
Commissions and dealer-manager fees	203,619	165,417
Total	$674,168	$684,914
Conflicts of Interest
As of June 30, 2012, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

Additionally, one of the members of Wells Core Office Income REIT's board of directors also serves on the board of two other REITs sponsored by WREF and, accordingly, may encounter certain conflicts of interest regarding investment and operational decisions.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of June 30, 2012, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells Core Office Income REIT, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.
8.     Subsequent Events
Sale of Shares of Common Stock
From July 1, 2012 to July 31, 2012, Wells Core Office Income REIT raised approximately $19.2 million through the issuance of approximately 0.8 million shares of its common stock under the Initial Offering. As of July 31, 2012, approximately 185.6 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Property Acquisition
On July 2, 2012, Wells Core Office Income REIT purchased a five-story office building containing approximately 172,300 rentable square feet (“Four Parkway North Building”) for approximately $40.9 million, exclusive of closing costs. The purchase of the Four Parkway North Building was funded with proceeds from the Regions Credit Facility and equity proceeds raised under the Initial Offering. The Four Parkway North Building is 100% leased to four tenants with a weighted-average remaining lease term of seven years.

The following table summarizes a preliminary estimate of the allocation of the fair values of the assets acquired in connection with purchasing the Four Parkway North Building:

					Intangibles
Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination Costs	Total Purchase Price
Four Parkway North Building	Deerfield, IL	7/2/2012	$3,718,182	$29,644,963	$6,330,958	$1,205,897	$40,900,000

As of July 2, 2012, Wells Core Office Income REIT has recognized approximately $165,000 in acquisition-related expenses in connection with the acquisition of the Four Parkway North Building.

Pro Forma Financial Information for Real Estate Acquisition
The following unaudited pro forma statement of operations presented for the three months and six months ended June 30, 2012 has been prepared for Wells Core Office Income REIT to give effect to the acquisition of the Four Parkway North Building as if the acquisition occurred on January 1, 2011 and was combined with those of Wells Core Office Income REIT since their respective acquisition dates. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated as of January 1, 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$12,829,857	$12,860,940	$25,596,132	$25,527,131
Net loss	$(2,018,368)	$(1,803,512)	$(4,327,148)	$(2,986,595)
Per-share net loss – basic and diluted	$(0.15)	$(0.13)	$(0.31)	$(0.22)
Weighted-average common shares outstanding – basic and diluted	13,820,255	13,820,255	13,820,255	13,820,255

Share Redemption Program Amendment

On August 13, 2012, the board of directors of Wells Core Office Income REIT amended and restated the SRP (the “Amended SRP”), effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, will be calculated in the same manner. Specifically, until Wells Core Office Income REIT completes its offering stage, the price per share will be 91% of the price at which Wells Core Office Income REIT sold the share, or $22.75 per share for a share issued at $25.00. After Wells Core Office Income REIT completes its offering stage, the price will be 95% of the estimated per-share value, plus or minus any valuation adjustment as provided in the Amended SRP.

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
Overview
We were formed to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. As of June 30, 2012, we owned nine real estate properties, consisting of approximately 1.6 million square feet. These office properties were 100% leased as of June 30, 2012. In July 2012, we acquired a tenth property, the Four Parkway North Building, a five-story office building in Deerfield, Illinois, for approximately $40.9 million (please refer to the Subsequent Events section below for additional information).
We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of our common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We acquired our first real estate asset in October 2010. We continued receiving investor proceeds under our Initial Offering through June 30, 2012. Thus, the results of our operations for the three months and six months ended June 30, 2012 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of real estate assets, interest expense associated with debt financing on the acquisition of real estate assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of June 30, 2012, we have raised gross offering proceeds of approximately $346.0 million through the issuance of our common stock in our Initial Offering, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets, including acquisition fees of 2.0% of gross offering proceeds raised under our Initial Offering.
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
Liquidity and Capital Resources
Overview
During the six months ended June 30, 2012, we raised proceeds under our Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $105.8 million, substantially all of which was invested in real estate properties, either directly (approximately $3.9 million) or through the repayment of debt (approximately $92.8 million) used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. During the six months ended June 30, 2012, we acquired the following property using a combination of equity and debt proceeds:

				Funded with:
Property Name	Location	Acquisition Date	Purchase Price	Equity Proceeds	Lines of Credit Proceeds (1)
South Lake Building	Herndon, VA	3/22/2012	$90,900,000	$3,868,016	$87,031,984

(1)
Represents proceeds from the Amended Regions Credit Facility used to fund the property at the time of acquisition. The outstanding balance on the Amended Regions Credit Facility line of credit was $81.0 million as of June 30, 2012.

We entered into the Amended Regions Credit Facility on June 29, 2011, which amended our $70.0 million secured revolving credit facility with Regions. Under the Amended Regions Credit Facility, we may borrow up to $300 million, subject to availability. The Amended Regions Credit Facility matures on November 19, 2013. We may borrow under the Amended Regions Credit Facility at rates equal to (1) LIBOR plus a margin that varies from 2.50% to 3.25% based on our then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the 30-day LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 1.50% to 2.25% based on our then current leverage ratio. We generally are required to make interest-only payments.
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
Short-Term Liquidity and Capital Resources
Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $93.4 million. During the six months ended June 30, 2012, we generated net proceeds from the sale of common stock under the Initial Offering, net of payments for commissions and fees, of approximately $105.8 million, the majority of which was used to pay down debt, fund acquisition fees and partially fund the acquisition of the South Lake Building. During the six months ended June 30, 2012, we received gross debt proceeds of approximately $88.5 million from the Amended Regions Credit Facility, which were used to partially fund the acquisition of the South Lake Building. We repaid approximately $92.8 million on the Amended Regions Credit Facility and notes payable during the six months ended June 30, 2012. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering in the future and to use those proceeds, along with additional borrowings, to make additional real estate investments and to satisfy our near-term debt requirements.
During the six months ended June 30, 2012, net cash provided by operating activities was approximately $4.2 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, acquisition-related costs, asset and property management fees, and general and administrative costs, such as legal, accounting and other processional fees. During the six months ended June 30, 2012, acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering but which under GAAP reduced net cash from operating activities, were approximately $3.4 million. During the six months ended June 30, 2012, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $8.2 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the six months ended June 30, 2012, net cash used in investing activities was approximately $92.6 million and was primarily related to the acquisition of the South Lake Building. We expect to utilize the residual cash balance of approximately $9.6 million as of June 30, 2012 to satisfy current liabilities, pay down the outstanding balance of the Amended Regions Credit Facility, and/or acquire additional real estate properties.
On May 30, 2012, our board of directors declared distributions for stockholders of record from June 16, 2012 through September 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share.

As of June 30, 2012, the Amended Regions Credit Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	June 30, 2012
Fixed-charge coverage ratio	Greater than 1.75x	3.24
Total debt to total asset value ratio	Less than 60%	28%
Secured debt, excluding Amended Regions Credit Facility and non-recourse debt, to consolidated tangible assets	Less than 10%	0%
Tangible net worth	Greater than approximately $199.3 million(1)	$292.3 million

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

Effective December 31, 2012, total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (1) 90% of funds from operations, as defined in the Amended Regions Credit Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (2) the minimum amount required to continue to qualify as a REIT.
As of June 30, 2012, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Amended Regions Credit Facility.
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
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Over the short term, we expect to temporarily draw on the Amended Regions Credit Facility to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to fund suitable acquisition prospects. Additionally, we may place long-term debt on our existing properties and those properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock under our Initial Offering, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. As of June 30, 2012, our debt-to-real-estate-asset ratio was approximately 29%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our Conflicts Committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.
Contractual Obligations and Commitments
As of June 30, 2012, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$116,681,088	$10,781,088	$105,900,000	$—	$—
Estimated interest on debt obligations	4,355,886	1,535,014	2,820,872	—	—
Tenant allowances	144,591	144,591	—	—	—
Total	$121,181,565	$12,460,693	$108,720,872	$—	$—
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
Our board of directors declared distributions for stockholders of record from March 16, 2012 through June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in June 2012.
For the six months ended June 30, 2012, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $8.2 million. During the same period, net cash provided by operating activities was approximately $4.2 million, including approximately $3.4 million of acquisition-related costs paid with proceeds from our Initial Offering, but which under GAAP reduced net cash from operating activities. As a result, the distributions paid to common stockholders for the six months ended June 30, 2012, as described above, were funded with approximately $4.2 million (reflecting the impact of ASC 805 as described above) from cash provided by operating activities, and the remaining amount of approximately $4.0 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that (i) quarterly cash flows from operating activities have been used to fund annual payments of property operating costs and (ii) acquisition-related costs have reduced net cash flows from operating activities.
Our board of directors also has declared distributions for stockholders of record from June 16, 2012 through September 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in September 2012.
Results of Operations
Overview
We commenced active operations on September 29, 2010 and acquired two properties during the year ended December 31, 2010 and six properties during the year ended December 31, 2011. During the six months ended June 30, 2012, we acquired one additional property, bringing our total portfolio to nine properties as of June 30, 2012. Accordingly, the results of operations presented for the three months and six months ended June 30, 2012 and 2011 are not directly comparable.

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
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011
Rental income and tenant reimbursements increased to $9.5 million and $2.1 million, respectively, for the three months ended June 30, 2012, from approximately $2.4 million and $1.0 million, respectively, for the three months ended June 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to the second quarter of 2012, as a result of the acquisition of the Four Parkway North Building in the third quarter of 2012, as well as future acquisitions of real estate assets.
Property operating costs and asset and property management fees increased to approximately $3.6 million and $1.0 million, respectively, for the three months ended June 30, 2012, from approximately $1.3 million and $0.2 million, respectively, for the three months ended June 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Property operating costs and management fees represent approximately 39% and 45% of total revenue for the three months ended June 30, 2012 and June 30, 2011, respectively. Property operating costs and management fees, measured in gross dollars, are expected to continue to increase in future periods, as compared to the second quarter of

2012, as a result of the acquisition of the Four Parkway North Building in the third quarter of 2012, as well as future acquisitions of real estate assets.
Depreciation of real estate and amortization of lease costs increased to approximately $3.0 million and $1.9 million, respectively, for the three months ended June 30, 2012, from approximately $0.8 million and $0.4 million, respectively, for the three months ended June 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Depreciation and amortization are expected to continue to increase in future periods, as compared to the second quarter of 2012, as a result of the acquisition of the Four Parkway North Building in the third quarter of 2012, as well as future acquisitions of real estate assets.
General and administrative expenses increased to approximately $1.1 million for the three months ended June 30, 2012 from approximately $0.6 million for the three months ended June 30, 2011, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and 2012. General and administrative expenses, as a percentage of total revenues, decreased to approximately 9% for the three months ended June 30, 2012 from approximately 17% for the three months ended June 30, 2011. In connection with the acquisition of additional properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to continue to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.
Acquisition fees and expenses decreased to approximately $1.3 million for the three months ended June 30, 2012 from approximately $1.5 million for the three months ended June 30, 2011, primarily due to a reduction in the number of properties acquired in the second quarter of 2012 as compared to the second quarter of 2011, offset by an increase in the amount of equity proceeds raised under our Initial Offering. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 7 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to increase as we raise additional proceeds under our Initial Offering and acquire additional real estate assets.
Interest expense increased to approximately $1.7 million for the three months ended June 30, 2012 from approximately $0.6 million for the three months ended June 30, 2011, primarily due to an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011 and 2012. Future levels of interest expense will vary, based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised under the Initial Offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.
Our net loss remained relatively stable at approximately $2.0 million for the three months ended June 30, 2012 and 2011, primarily due to an increase in our interest expense of approximately $1.2 million, offset by a decrease in our real estate operating loss of $1.2 million as a result of the growth in the portfolio during 2011 and 2012. We sustained a net loss for the three months ended June 30, 2012 as a result of incurring a real estate operating loss of approximately $0.2 million and interest expense of approximately $1.7 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $1.3 million, which were funded with proceeds raised from the sale of our common stock under the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2011 and 2012. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.16 for the three months ended June 30, 2012 from approximately $0.65 for the three months ended June 30, 2011 due to an approximate increase in weighted-average shares outstanding of 9.3 million shares. As we continue to raise equity under our Initial Offering so that we may acquire additional real estate properties and repay current and future borrowings, and as we continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position. The level of future net income (loss) per share will vary, primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011
Rental income and tenant reimbursements increased to approximately $16.9 million and $4.2 million, respectively, for the six months ended June 30, 2012 from approximately $3.8 million and $1.5 million, respectively, for the six months ended June 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to the first six months of 2012, as a result of owning the assets acquired during 2012 for an entire period and future acquisitions of real estate assets.
Property operating costs and asset and property management fees increased to approximately $6.5 million and $1.8 million, respectively, for the six months ended June 30, 2012 from approximately $1.9 million and $0.4 million, respectively, for the six months ended June 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Property operating costs and management fees represent approximately 39% and 44% of total revenue for the six months ended June 30, 2012 and June 30, 2011, respectively. Property operating costs and management fees, measured in gross dollars, are expected to continue to increase in future periods, as compared to the first six months of 2012, as a result of owning the assets acquired during 2012 for an entire period and future acquisitions of real estate assets.
Depreciation of real estate and amortization of lease costs increased to approximately $5.4 million and $3.3 million, respectively, for the six months ended June 30, 2012 from approximately $1.3 million and $0.6 million, respectively, for the six months ended June 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Depreciation and amortization are expected to continue to increase in future periods, as compared to the first six months of 2012, as a result of owning the assets acquired during 2012 for an entire period and future acquisitions of real estate assets.
General and administrative expenses increased to approximately $2.0 million for the six months ended June 30, 2012 from approximately $1.1 million for the six months ended June 30, 2011, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and 2012. General and administrative expenses, as a percentage of total revenues, decreased to approximately 10% for the six months ended June 30, 2012 from approximately 21% for the six months ended June 30, 2011. In connection with the acquisition of additional properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to continue to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.
Acquisition fees and expenses increased to approximately $3.4 million for the six months ended June 30, 2012 from approximately $2.5 million for the six months ended June 30, 2011, primarily due to the acquisition of the South Lake Building in March 2012 and an increase in the amount of equity proceeds raised under our Initial Offering. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 7 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to continue to increase as we raise additional proceeds under our Initial Offering and acquire additional real estate assets.
Interest expense increased to approximately $3.4 million for the six months ended June 30, 2012 from approximately $1.1 million for the six months ended June 30, 2011, primarily due to an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011 and 2012. Future levels of interest expense will vary, based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised under the Initial Offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.
Our net loss increased to approximately $4.7 million for the six months ended June 30, 2012 from approximately $3.6 million for the six months ended June 30, 2011, primarily due to an increase in our interest expense of approximately $2.3 million, partially offset by a decrease in our real estate operating loss of $1.3 million as a result of the growth in the portfolio during 2011 and 2012. We sustained a net loss for the six months ended June 30, 2012 as a result of incurring a real estate operating loss of approximately $1.3 million and interest expense of approximately $3.4 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $3.4 million, which were funded with proceeds raised from the sale of our common stock under the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2011 and 2012. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.42 for the six months ended June 30, 2012 from approximately $1.60 for the six months ended June 30, 2011 due to an approximate increase in weighted-average shares outstanding of 9.0 million shares, offset by the increase in our net loss. As we continue to raise equity under our Initial Offering to acquire additional real estate properties and repay current and future borrowings, and as we continue to earn operating income from our current and future real estate properties, we anticipate moving from a net loss to a net income position. The level of future net income (loss) per share will vary, primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets.
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

Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation than they are during the period after their capital raising activities have ceased. As disclosed in our offering prospectus, we will use the proceeds raised under the Initial Offering to acquire properties, repay indebtedness used to acquire properties, and increase our borrowing capacity. We have opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under the Initial Offering in order to more quickly build a larger and more diversified portfolio. In conjunction with certain acquisitions, we may enter into a master lease agreement with the seller, whereby the seller is obligated to pay us rent pertaining to certain spaces impacted by existing rental abatements. As such, in addition to the above items prescribed by IPA's Practice Guideline, we also adjust for noncash interest expense and master lease proceeds. Noncash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. In accordance with GAAP, master lease proceeds are recorded as an adjustment to the basis of real estate assets at the time of acquisition, and, accordingly, are not included in revenues, net income, or FFO. This application results in income recognition that can differ significantly from current contract terms. Management believes that the measure resulting from an adjustment to MFFO for noncash interest expense and master lease proceeds, which we refer to as adjusted funds from operations ("AFFO"), provides supplemental information that (i) allows for better comparability of reporting periods and (ii) is reflective of the realized economic impact of our leases (including master leases) that is useful in assessing the sustainability of our operating performance. We also believe that AFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in significant acquisition and short-term borrowing activities.
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

Reconciliations of our net loss to FFO, MFFO and AFFO for the three months and six months ended June 30, 2012 and 2011 are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net loss	$(2,021,443)	$(2,048,306)	$(4,718,644)	$(3,613,197)
Adjustments:
Depreciation of real estate assets	3,039,506	805,102	5,431,060	1,273,795
Amortization of lease-related costs	1,881,796	407,439	3,320,596	592,962
Total Funds From Operations adjustments	4,921,302	1,212,541	8,751,656	1,866,757
Funds From Operations	2,899,859	(835,765)	4,033,012	(1,746,440)

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	494,025	209,806	962,393	283,084
Straight-line rental income	(818,783)	(143,141)	(1,548,711)	(246,023)
Real estate acquisition-related costs	1,322,738	1,526,728	3,398,722	2,514,664
Total Modified Funds From Operations adjustments	997,980	1,593,393	2,812,404	2,551,725
Modified Funds From Operations	3,897,839	757,628	6,845,416	805,285

Noncash interest expense	459,549	170,258	919,055	320,915
Master lease proceeds	279,535	—	767,838	—
Adjusted Funds From Operations	$4,636,923	$927,886	$8,532,309	$1,126,200
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
Intangible Assets and Liabilities Arising from In-Place Leases Where We Are the Lessor
As further described below, in-place leases where we are the lessor may have values related to direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

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

•
The value of tenant relationships is calculated based on the expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•
The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and are amortized as an adjustment to rental income over the remaining terms of the respective leases.

As of June 30, 2012 and December 31, 2011, we had the following gross intangible in-place lease assets and liabilities:

	As of June 30, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,240,693	$34,560,690	$15,987,833	$1,105,083
Accumulated Amortization	(1,891,868)	(3,869,169)	(1,886,623)	(87,319)
Net	$10,348,825	$30,691,521	$14,101,210	$1,017,764

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337
For the three months and six months ended June 30, 2012 and 2011, we recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30:
2012	$482,772	$1,288,647	$583,866	$28,787
2011	$181,774	$254,113	$153,326	$—

For the six months ended June 30:
2012	$953,830	$2,276,690	$1,027,349	$57,573
2011	$255,053	$355,568	$237,394	$—

The remaining net intangible lease assets and liabilities as of June 30, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended December 31, 2012	$934,936	$2,484,047	$1,151,006	$57,573
For the year ending December 31:
2013	1,869,949	4,967,842	2,301,994	115,146
2014	1,869,949	4,953,780	2,301,994	115,146
2015	1,834,621	4,841,219	2,202,617	115,146
2016	1,828,228	4,767,216	2,167,964	115,146
2017	1,078,336	3,834,671	1,778,363	115,146
Thereafter	932,806	4,842,746	2,197,272	384,461
Total	$10,348,825	$30,691,521	$14,101,210	$1,017,764
Weighted-Average Amortization Period	6 years	7 years	7 years	9 years
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
Subsequent Events
Sale of Shares of Common Stock
From July 1, 2012 to July 31, 2012, we raised approximately $19.2 million through the issuance of approximately 0.8 million shares of our common stock under the Initial Offering. As of July 31, 2012, approximately 185.6 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Property Acquisition
On July 2, 2012, we purchased a five-story office building containing approximately 172,300 rentable square feet, referred to as the Four Parkway North Building, for approximately $40.9 million, exclusive of closing costs. The purchase of the Four Parkway North Building, which is located on approximately 6.7 acres of land in Deerfield, Illinois, was funded with proceeds from the Amended Regions Credit Facility and equity proceeds raised under the Initial Offering. The Four Parkway North Building is 100% leased to four tenants with a weighted-average remaining lease term of seven years.

Share Redemption Program Amendment

On August 13, 2012, our board of directors amended and restated the SRP, referred to as the Amended SRP, effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, will be calculated in the same manner. Specifically, until we complete our offering stage, the price per share will be 91% of the price at which we sold the share, or $22.75 per share for a share issued at $25.00. After we complete our offering stage, the price will be 95% of the estimated per-share value, plus or minus any valuation adjustment as provided in the Amended SRP.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the quarter ended March 31, 2012, we are subject to the following risks.
Risks Related to an Investment in Us
Based on sales volume to date, we do not believe that we are likely to raise the midpoint offering amount, as set forth in the prospectus for our Initial Offering. If we raise less than the midpoint offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of our stockholder's investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in the Initial Offering, therefore, could increase the risk that a stockholder will lose money in their investment.
The Initial Offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the Initial Offering have no firm commitment or obligation to purchase any of the shares. To date, the proceeds we have raised in the Initial Offering are lower than our sponsor and WIS originally expected. Although WIS has restructured its leadership in an effort to increase sales in the Initial Offering, we do not believe that it is likely that we will raise the midpoint offering amount. If our monthly sales volume for the last 12 months were maintained through the end of the Initial Offering, our total gross proceeds would be approximately $573 million.
We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. If WIS is unable to significantly increase the amount of proceeds raised in the Initial Offering, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, the industries in which are tenants operate and the length of lease terms with our tenants. In that case, adverse developments with respect to a single property, a geographic region, a small number of tenants, a tenant industry or rental rates when we renew or re-lease a property would have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders.

A significant portion of our leases are due to expire around the same period of time, which increases our exposure to downturns in the real estate market during those times and could cause a loss in the value of a stockholder's investment.
Approximately 31% and 46% of our leases (based on the percentage of annualized base rent represented by such leases) are due to expire in 2017 and 2019.  If we are unable to renegotiate those leases in advance of the expiration dates, then we will be more exposed to the risk of a downturn in the office rental market during those periods than we otherwise would be.  In addition, if the office markets experience a downturn in advance of those dates, then the value of real estate with expiring leases will also decline because the future revenue stream from those office properties will be less certain.  Not only could this affect the value we could obtain should we try to sell the affected properties, this could also affect the value of our shares if they were listed at that time or the amount we could obtain if we sold our company as those dates approached.  If we are unable to renegotiate these leases or acquire additional properties with different lease expiration dates such that our overall portfolio lease expirations are more diversified, then a stockholder will be more exposed to real estate downturns during and approaching the periods of concentrated lease expirations and the value of a stockholder's investment would be adversely affected.
If we pay distributions from sources other than our cash flow from operations, we may not be able to sustain our distribution rate and we may have less funds available for investment in properties and other assets and a stockholders' overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, and we have not established limits on the amount of net proceeds, borrowings or cash advances we may use to pay such distributions. If we fund distributions from borrowings, the net proceeds from the Initial Offering or other sources, we will have less funds available for investment in real estate properties, the value of our shares is more likely to fall below the net proceeds per share from the Initial Offering, and a stockholder's overall return may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to fund capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flow from operations over the long term, we may be unable to sustain our distribution rate. For the four quarters ended June 30, 2012, approximately 47% of our distributions was funded from GAAP cash flow from operations and approximately 53% was funded from borrowings.
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
We are dependent upon the Advisor, Wells Management, and WIS, which are owned and controlled by WREF to provide certain services that are essential to us, including asset management services, the supervision of the property management and leasing of some properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. WREF is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. A large portion of WREF's income is derived under an advisory agreement with Wells REIT II. Wells REIT II is a mature program that WREF sponsored that has approximately $5.7 billion of assets as of June 30, 2012. The advisory agreement with Wells REIT II is currently set to expire on December 31, 2012 and it may be renewed for an additional year.  However, WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013 as the advisory agreement with Wells REIT II is not expected to be renewed beyond that date. Moreover, WREF's advisory agreement is terminable on 60 days' notice. When Wells REIT II reduces the compensation it pays to WREF, WREF's income will be significantly affected. WREF may not be able to replace that income from other sources. Although we expect WREF to have the financial resources to continue to provide asset-management and advisory services to us, this significant reduction in WREF's income may limit its ability to support the operations of WIS, its indirect wholly owned subsidiary. Should that occur, WIS's ability to raise capital in our Initial Public Offering or any future offering may be adversely affected. Any resulting reduction in offering proceeds could prevent us from reaching our portfolio size and diversification goals, which could negatively affect the return on our stockholders' investment.

Risk Associated with Debt Financing
Increases in interest rates or the use of longer-term debt to finance or refinance our properties would increase our costs and decrease the amount of cash available for distributions and could reduce the overall returns of our stockholders' investments.
To date, we have financed a significant portion of our acquisitions through short-term debt. Interest rates on short-term debt have been at historic lows and are lower than the rates available on longer-term debt. In the short term, such low-cost financing increases the amount of cash available for distribution to our stockholders. If short-term interest rates increase, or if we determine that it is prudent to use a greater proportion of longer-term debt to finance or refinance our properties, then our costs would increase in comparison to current levels, the overall returns on our stockholders' investments would be lower, and we could have difficulty maintaining the current rate of our stockholder distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2012 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer- manager of the Initial Offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to offer the shares registered in our primary offering over a three-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may offer shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan. As of June 30, 2012, we had raised gross offering proceeds under the Initial Offering of approximately $346.0 million from the sale of approximately 13.9 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $31.6 million, acquisition fees of approximately $6.9 million, and other offering expenses of approximately $6.9 million, we had raised aggregate net offering proceeds of approximately $300.6 million. We have invested the majority of the net offering proceeds raised through June 30, 2012 in commercial real estate properties. Going forward, we intend to continue to invest net offering proceeds in commercial real estate properties.

(c)	During the quarter ended June 30, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2012	11,986	$24.62	11,986	(3)
May 2012	11,897	$24.92	11,897	(3)
June 2012	4,422	$23.33	4,422	(3)

(1)	All purchases of our equity securities by us in the three months ended June 30, 2012 were made pursuant to the SRP.

(2)	We announced the commencement of the program on June 10, 2010, and it was subsequently amended on November 8, 2011 and August 13, 2012.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2012, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
Advisory Agreement Renewal
Effective August 7, 2012, the advisory agreement among Wells Core Office Income REIT and the Advisor was renewed through November 6, 2012. The terms of the agreement, other than the change in the term of the agreement from two months to three months, are identical to those of the advisory agreement in effect through August 6, 2012.
Submission of Matters to a Vote of Security Holders

On August 13, 2012, we held our annual meeting of stockholders for the purpose of electing the following individuals to our board of directors: Leo F. Wells, III, John C. Alexander, III, Frank M. Bishop and Harvey E. Tarpley.

All of the director nominees were elected to serve as directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The number of votes cast for and votes withheld for each of the director nominees were as follows:

Name	Votes For	Votes Withheld
Leo F. Wells, III	6,198,982	174,841
John C. Alexander, III	6,193,527	180,296
Frank M. Bishop	6,197,102	176,721
Harvey E. Tarpley	6,193,872	179,951

Share Redemption Program Amendment

On August 13, 2012, our board of directors amended and restated the SRP, or the Amended SRP, effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. Specifically, until we complete our offering stage, the price per share will be 91% of the price at which Wells Core Office Income REIT sold the share, or $22.75 per share for a share issued at $25.00. After we complete our offering stage, the price will be 95% of the estimated per share value, plus or minus any valuation adjustment as provided in the Amended SRP.

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

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

August 13, 2012	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2012 FORM 10-Q OF
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

10.1
Agreement of Sale between JBC Funds Parkway North LLC and Wells Core REIT - Four Parkway North, LLC dated July 2, 2012 (incorporated by reference to Exhibit 10.36 to the Company's Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (No. 333-163411) filed July 6, 2012.)

10.2
Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated June 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (No. 333-163411) filed July 6, 2012.)

10.3*	Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated August 7, 2012

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Third Amended and Restated Share Redemption Program

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.	Description

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

__________

*	Filed herewith.

**	Furnished with this Form 10-Q.