Form 10-Q
period 2012-09-30
WELLS CORE OFFICE INCOME REIT INC
filed 2012-11-06
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of October 31, 2012: 16,504,880 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2011 and in Wells Core Office Income REIT's Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows reflect all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2011. Wells Core Office Income REIT's results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$44,611,434	$29,662,900
Buildings and improvements, less accumulated depreciation of $13,513,487 and $4,736,743 as of September 30, 2012 and December 31, 2011, respectively	329,427,476	224,467,544
Intangible lease assets, less accumulated amortization of $7,802,128 and $2,660,836 as of September 30, 2012 and December 31, 2011, respectively	47,168,090	35,569,852
Construction in progress	1,798	1,643,029
Total real estate assets	421,208,798	291,343,325
Cash and cash equivalents	8,333,335	4,690,866
Tenant receivables	4,033,793	1,793,734
Prepaid expenses and other assets	1,194,903	814,217
Deferred financing costs, less accumulated amortization of $1,967,707 and $1,299,125 as of September 30, 2012 and December 31, 2011, respectively	4,002,233	3,329,017
Intangible lease origination costs, less accumulated amortization of $2,514,169 and $876,870 as of September 30, 2012 and December 31, 2011, respectively	15,486,775	10,726,870
Deferred lease costs, less accumulated amortization of $244,524 and $102,806 as of September 30, 2012 and December 31, 2011, respectively	1,711,320	1,472,946
Total assets	$455,971,157	$314,170,975

Liabilities:
Lines of credit	$7,400,000	$85,000,000
Notes payable	124,900,000	35,954,895
Accounts payable and accrued expenses	7,002,560	6,872,046
Due to affiliates	439,340	684,914
Distributions payable	969,342	583,537
Deferred income	3,160,123	2,127,152
Intangible lease liabilities, less accumulated amortization of $116,106 and $29,746 as of September 30, 2012 and December 31, 2011, respectively	988,977	1,075,337
Total liabilities	144,860,342	132,297,881

Commitments and Contingencies (Note 6)

Redeemable Common Stock	3,995,837	2,538,167

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 15,860,581 and 9,043,589 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	158,606	90,436
Additional paid-in capital	350,894,196	200,198,600
Cumulative distributions in excess of earnings	(39,676,640)	(18,415,942)
Redeemable common stock	(3,995,837)	(2,538,167)
Accumulated other comprehensive loss	(265,347)	—
Total stockholders' equity	307,114,978	179,334,927
Total liabilities, redeemable common stock and stockholders' equity	$455,971,157	$314,170,975
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$10,427,449	$4,292,446	$27,335,121	$8,042,497
Tenant reimbursements	2,950,591	1,366,072	7,140,139	2,853,911
Other property income	—	—	39,714	—
	13,378,040	5,658,518	34,514,974	10,896,408
Expenses:
Property operating costs	4,435,097	1,966,072	10,899,458	3,908,669
Asset and property management fees:
Related-party	947,293	409,239	2,573,719	716,793
Other	102,237	58,673	227,110	113,169
Depreciation	3,401,365	1,351,492	8,832,425	2,625,287
Amortization	2,124,723	780,550	5,445,319	1,373,512
General and administrative	1,366,301	923,832	3,411,252	2,001,235
Acquisition fees and expenses	1,309,232	1,512,112	4,707,954	4,026,776
	13,686,248	7,001,970	36,097,237	14,765,441
Real estate operating loss	(308,208)	(1,343,452)	(1,582,263)	(3,869,033)
Other income (expense):
Interest expense	(2,100,360)	(1,272,977)	(5,451,546)	(2,334,074)
Other income	128	274	147	2,994
	(2,100,232)	(1,272,703)	(5,451,399)	(2,331,080)
Loss before income tax expense	(2,408,440)	(2,616,155)	(7,033,662)	(6,200,113)
Income tax expense	(46,299)	(24,207)	(139,721)	(53,446)
Net loss	$(2,454,739)	$(2,640,362)	$(7,173,383)	$(6,253,559)

Per-share net loss – basic and diluted	$(0.17)	$(0.49)	$(0.57)	$(1.89)
Weighted-average common shares outstanding – basic and diluted	14,860,855	5,355,259	12,477,290	3,306,161
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(2,454,739)	$(2,640,362)	$(7,173,383)	$(6,253,559)
Other comprehensive loss:
Market value adjustment to interest rate swap	(265,347)	—	(265,347)	—
Comprehensive loss	$(2,720,086)	$(2,640,362)	$(7,438,730)	$(6,253,559)
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$—	$179,334,927
Issuance of common stock	6,952,838	69,528	173,411,555	—	—	—	173,481,083
Redemption of common stock	(135,846)	(1,358)	(3,325,370)	—	—	—	(3,326,728)
Increase in redeemable common stock	—	—	—	—	(1,457,670)	—	(1,457,670)
Distributions to common stockholders ($1.13 per share)	—	—	—	(14,087,315)	—	—	(14,087,315)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(15,867,070)	—	—	—	(15,867,070)
Other offering costs	—	—	(3,523,519)	—	—	—	(3,523,519)
Net loss	—	—	—	(7,173,383)	—	—	(7,173,383)
Market value adjustment to interest rate swap	—	—	—	—	—	(265,347)	(265,347)
Balance, September 30, 2012	15,860,581	$158,606	$350,894,196	$(39,676,640)	$(3,995,837)	$(265,347)	$307,114,978

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$—	$16,500,755
Issuance of common stock	5,876,212	58,762	146,764,825	—	—	—	146,823,587
Redemption of common stock	(5,337)	(53)	(133,346)	—	—	—	(133,399)
Increase in redeemable common stock	—	—	—	—	(1,390,077)	—	(1,390,077)
Distributions to common stockholders ($1.08 per share)	—	—	—	(3,692,048)	—	—	(3,692,048)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(13,800,356)	—	—	—	(13,800,356)
Other offering costs	—	—	(2,899,050)	—	—	—	(2,899,050)
Net loss	—	—	—	(6,253,559)	—	—	(6,253,559)
Balance, September 30, 2011	6,692,870	$66,929	$148,137,844	$(11,616,140)	$(1,432,780)	$—	$135,155,853
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(7,173,383)	$(6,253,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line rental income	(2,264,517)	(435,243)
Depreciation	8,832,425	2,625,287
Amortization	6,981,864	2,034,783
Noncash interest expense	1,780,867	750,011
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in other tenant receivables	24,458	(427,042)
Increase in prepaid expenses and other assets	(380,686)	(220,764)
Increase in accounts payable and accrued expenses	100,829	2,112,117
(Decrease) increase in due to affiliates	(96,007)	422,575
Increase in deferred income	1,032,971	1,120,342
Net cash provided by operating activities	8,838,821	1,728,507

Cash Flows from Investing Activities:
Investment in real estate	(149,923,271)	(211,236,661)
Deferred lease costs paid	(1,158,129)	(32,131)
Net cash used in investing activities	(151,081,400)	(211,268,792)

Cash Flows from Financing Activities:
Due to affiliates	—	(293,543)
Deferred financing costs paid	(2,387,017)	(3,329,243)
Proceeds from lines of credit and notes payable	271,931,984	187,250,000
Repayments of lines of credit and notes payable	(260,586,879)	(100,775,000)
Issuance of common stock	173,208,166	146,507,046
Redemptions of common stock	(3,312,457)	(133,399)
Distributions paid to stockholders	(7,242,168)	(1,737,857)
Distributions paid to stockholders and reinvested in shares of our common stock	(6,459,342)	(1,598,142)
Commissions on stock sales and related dealer-manager fees paid	(15,718,430)	(13,432,298)
Other offering costs paid	(3,548,809)	(2,874,509)
Net cash provided by financing activities	145,885,048	209,583,055
Net change in cash and cash equivalents	3,642,469	42,770
Cash and cash equivalents, beginning of period	4,690,866	4,433,008
Cash and cash equivalents, end of period	$8,333,335	$4,475,778
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (unaudited)

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
On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act, with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, the primary shares are offered at a price of $25.00 per share, with discounts available to certain categories of purchases, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million, at which point active operations commenced. On January 29, 2012, the board of directors of Wells Core Office Income REIT approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013. On September 19, 2012, Wells Core Office Income REIT's board of directors determined that it is currently in Wells Core Office Income REIT's best interest not to conduct a follow-on public offering of shares of Wells Core Office Income REIT's common stock. Therefore, the Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms.
As of September 30, 2012, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $398.8 million from the sale of approximately 16.0 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $36.4 million, acquisition fees of $8.0 million, and other offering expenses of approximately $8.0 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $346.4 million, including net offering proceeds from the DRP of approximately $9.0 million. As of September 30, 2012, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 184.4 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Wells Core Office Income REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased or pre-leased to creditworthy companies. Wells Core Office Income REIT intends to continue to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of September 30, 2012, Wells Core Office Income REIT owned 11 office properties, consisting of approximately 1.9 million square feet. As of September 30, 2012, these office properties were 100% leased.
Wells Core Office Income REIT executed an agreement with Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), under which the Advisor will perform certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Advisory Agreement"). On September 19, 2012, the Advisory Agreement was renewed through June 10, 2013. The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF") and has contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Wells Core Office Income REIT.
Wells Core Office Income REIT's stock is not listed on a national securities exchange. However, Wells Core Office Income REIT's charter requires that in the event that Wells Core Office Income REIT's stock is not listed on a national securities exchange by July 31, 2020, Wells Core Office Income REIT must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells Core Office Income REIT seeks stockholder approval to extend or amend this listing date and does not obtain it, Wells Core Office Income REIT would then be required to seek stockholder approval to liquidate. In this circumstance, if Wells Core Office Income REIT seeks and does not obtain approval to liquidate, Wells Core Office Income REIT would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

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

Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor
As of September 30, 2012 and December 31, 2011, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of September 30, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,858,175	$41,112,043	$18,000,944	$1,105,083
Accumulated Amortization	(2,449,903)	(5,352,225)	(2,514,169)	(116,106)
Net	$11,408,272	$35,759,818	$15,486,775	$988,977

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337
For the three months and nine months ended September 30, 2012 and 2011, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30:
2012	$558,035	$1,483,056	$627,546	$28,787
2011	$343,796	$522,229	$258,321	$960

For the nine months ended September 30:
2012	$1,511,865	$3,759,746	$1,654,895	$86,360
2011	$598,849	$877,797	$495,714	$960

The remaining net intangible lease assets and liabilities as of September 30, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended December 31, 2012	$559,940	$1,519,947	$644,515	$28,786
For the year ending December 31:
2013	2,238,005	6,009,179	2,574,920	115,146
2014	2,238,005	5,995,118	2,574,920	115,146
2015	2,183,512	5,843,159	2,469,545	115,146
2016	2,149,989	5,713,384	2,426,403	115,146
2017	1,106,015	4,295,225	1,959,090	115,146
Thereafter	932,806	6,383,806	2,837,382	384,461
Total	$11,408,272	$35,759,818	$15,486,775	$988,977
Weighted-Average Amortization Period	5 years	6 years	6 years	9 years
Redeemable Common Stock
Under Wells Core Office Income REIT's share redemption program, as amended ("SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of September 30, 2012, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period.

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
Interest Rate Swaps
Wells Core Office Income REIT has entered into an interest rate swap contract, and may enter into future interest rate swap contracts, to hedge its exposure to changing interest rates on variable rate debt instruments (see Note 5). Wells Core Office Income REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells Core Office Income REIT records the fair value of its interest rate swap either as prepaid expenses and other assets or as accounts payable and accrued expenses. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of a hedge, if any, is recognized in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment, if any, are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
Wells Core Office Income REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swap at fair value. The fair value of the interest rate swap, classified under Level 2, was determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. As of September 30, 2012, Wells Core Office Income REIT recognized the fair value of an interest rate swap that qualifies for hedge accounting treatment of $265,347 in accounts payable and accrued expenses.

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
3.     Real Estate Acquisitions
During the nine months ended September 30, 2012, Wells Core Office Income REIT acquired the following properties:

					Intangibles
Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination Costs	Total Purchase Price(1)	Lease Details
South Lake Building	Herndon, VA	3/22/2012	$9,008,108	$68,789,189	$8,701,014	$4,401,689	$90,900,000	(2)
Four Parkway North Building	Deerfield, IL	7/2/2012	3,740,427	29,822,319	6,368,834	1,213,111	41,144,691	(3)
2275 Cabot Drive Building	Lisle, IL	9/5/2012	2,200,000	13,100,000	1,800,000	800,000	17,900,000	(4)
Total			$14,948,535	$111,711,508	$16,869,848	$6,414,800	$149,944,691

(1)
Purchase price is presented exclusive of closing costs, adjustments and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on preliminary estimates of their fair values.

(2)	A ten-story office building containing approximately 268,200 rentable square feet and that is 100% leased to two tenants with a weighted-average remaining lease term of seven years.

(3)	A five-story office building containing approximately 171,500 rentable square feet and that is 100% leased to four tenants with a weighted-average remaining lease term of six years.

(4)	A three-story office building containing approximately 94,400 rentable square feet and that is 100% leased to McCain Foods USA, Inc. with a lease expiration in May 2021.

For the periods from the respective dates of acquisition through September 30, 2012, Wells Core Office Income REIT recognized the following amounts related to the properties acquired in 2012:

Property Name	Acquisition Dates	Revenues	Net Income (Loss)	Acquisition- related Expenses(1)
South Lake Building	3/22/2012	$5,100,852	$517,614	$758,327
Four Parkway North Building	7/2/2012	1,220,792	(70,866)	215,537
2275 Cabot Drive Building	9/5/2012	203,670	(125,535)	61,584
Total		$6,525,314	$321,213	$1,035,448

(1)	Acquisition-related expenses are recorded as acquisition fees and expenses in the accompanying consolidated statement of operations.
Pro Forma Financial Information for Real Estate Acquisitions
The following unaudited pro forma information presented for the three months and nine months ended September 30, 2012 and 2011 have been presented for Wells Core Office Income REIT to give effect to the acquisitions through September 30, 2012, including the Westway I Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, the Westway II Building, the Franklin Center Building, the South Lake Building, the Four Parkway North Building, and the 2275 Cabot Drive Building as if the acquisitions occurred on January 1, 2011. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on January 1, 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$13,908,463	$13,746,392	$41,053,440	$40,972,146
Net loss	$(2,675,532)	$(2,130,565)	$(7,407,769)	$(5,158,346)
Per-share net loss – basic and diluted	$(0.17)	$(0.13)	$(0.47)	$(0.33)
Weighted-average common shares outstanding – basic and diluted	15,860,581	15,860,581	15,860,581	15,860,581

The following unaudited pro forma statements of operations presented for the three months and nine months ended September 30, 2011 and 2010 have been presented for Wells Core Office Income REIT to give effect to the acquisitions through September 30, 2011, including the Westway I Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, the Westway II Building, and the 2010 acquisitions of the Royal Ridge V Building and the 333 East Lake Street Building as if the acquisitions occurred on September 29, 2010 (the date Wells Core Office Income REIT commenced active operations). The unaudited pro forma financial information has been prepared for information purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated as of September 29, 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$7,280,281	$158,913	$21,691,567	$158,913
Net loss	$(2,714,918)	$(451,557)	$(6,722,504)	$(556,227)
Per-share net loss – basic and diluted	$(0.41)	$(0.07)	$(1.00)	$(0.08)
Weighted-average common shares outstanding – basic and diluted	6,692,870	6,692,870	6,692,870	6,692,870

4.     Lines of Credit and Notes Payable
As of September 30, 2012 and December 31, 2011, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	September 30, 2012	December 31, 2011
Lines of Credit	$7,400,000	$85,000,000
Wells Core Term Loan	100,000,000	—
Technology Way Loan	24,900,000	24,900,000
Royal Ridge V Loan	—	11,054,895
Total indebtedness	$132,300,000	$120,954,895
Unsecured Debt Facility
Wells Core Office Income REIT, through Wells Core OP, entered into an unsecured credit facility (the "Wells Core Unsecured Debt Facility") on September 26, 2012 with a syndicate of banks led by Regions Bank ("Regions"), U.S. Bank National Association ("U.S. Bank"), and JPMorgan Chase Bank, N.A. ("JPMorgan"). The Wells Core Unsecured Debt Facility replaced the credit facility, dated as of June 29, 2011 (the "Amended Regions Credit Facility"), by and between Wells Core OP, Regions and U.S. Bank.
Under the Wells Core Unsecured Debt Facility, Wells Core Office Income REIT may borrow up to a total of $300 million (the "Facility Amount"), subject to availability. The Facility Amount is comprised of a revolving credit facility in an amount up to $200 million (the "Wells Core Revolving Facility") and a term loan facility in an amount up to $100 million (the "Wells Core Term Loan"). Wells Core Office Income REIT also has the right to increase the Facility Amount by an aggregate of $150 million to a total facility amount of $450 million provided that no default has occurred. The Wells Core Revolving Facility also includes a standby letter of credit facility with an initial $20 million sublimit and a swingline facility with an initial $20 million sublimit, in each case subject to availability. Aggregate advances, letters of credit or swingline loans outstanding at any time under the Wells Core Unsecured Debt Facility are subject to availability equal to the lesser of (1) the Facility Amount, (2) 55% multiplied by the value of the properties, as defined in the agreement, used to support the Wells Core Unsecured Debt Facility (60% for up to two consecutive quarters immediately following a major acquisition as defined by the Wells Core Unsecured Debt Facility), or (3) an amount that would produce a minimum ratio of the adjusted net operating income of the properties used to support the Wells Core Unsecured Debt Facility to the amount outstanding under the Wells Core Unsecured Debt Facility of not less than 0.11 to 1.0. Draws under the Wells Core Unsecured Debt Facility will be supported by properties directly owned by the Wells Core Office Income REIT's subsidiaries that Wells Core Office Income REIT has elected to add to the borrowing base. These borrowing base properties are not available to be used as collateral for any other debt arrangements. The proceeds of the Wells Core Unsecured Debt Facility may be used by Wells Core Office Income REIT to acquire properties and for working capital, capital expenditures and other general corporate purposes.
The entire unpaid principal balance of all borrowings and all accrued and unpaid interest thereon under the Wells Core Revolving Facility and the Wells Core Term Loan will be due and payable in full on September 26, 2015 and September 26, 2017, respectively. Wells Core Office Income REIT has the option to extend the Wells Core Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Wells Core Revolving Facility. Wells Core Office Income REIT may borrow under the Wells Core Unsecured Debt Facility at rates equal to (1) LIBOR plus the applicable LIBOR Margin (the “LIBOR Rate”) or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin (the “Base Rate”). The applicable LIBOR margin under the Wells Core Revolving Facility and Wells Core Term Loan may vary from 1.75% to 2.50% and from 1.65% to 2.40%, respectively, and the applicable base rate margin under the Wells Core Revolving Facility and Wells Core Term Loan may vary from 0.75% to 1.50% and 0.65% to 1.40%, respectively, based on Wells Core Office Income REIT's then current leverage ratio. All swingline loans issued under the Wells Core Unsecured Debt Facility will bear interest at the Base Rate. Wells Core Office Income REIT generally will be required to make interest-only payments. Wells Core Office Income REIT also may prepay the Wells Core Unsecured Debt Facility in whole or in part at any time without penalty, subject to reimbursement of any breakage and redeployment costs incurred by lenders in the case of prepayment of LIBOR Rate borrowings; however, amounts repaid on the Wells Core Term Loan may not be reborrowed.
Wells Core Office Income REIT is required to pay a fee on the unused portion of the Wells Core Revolving Facility in an amount equal to the daily unused amount of the Wells Core Revolving Facility multiplied by a rate per annum equal to (1) 0.35% if 50% or less of the Wells Core Revolving Facility is utilized or (2) 0.25% if more than 50% of the Wells Core Revolving Facility is utilized, payable quarterly in arrears. Wells Core Office Income REIT will also pay a fee at a rate per annum equal to the Wells Core Revolving Facility applicable margin for LIBOR-based loans on the maximum amount available to be drawn under each letter of credit that is issued and outstanding, payable quarterly in arrears. Additionally, Wells Core Office Income REIT must pay Regions a one-time fronting fee equal to the greater of (1) $1,500 or (2) 0.125% on the stated amount of each letter of credit issued pursuant to the Wells Core Unsecured Debt Facility, payable at the time of issuance. Wells Core OP's obligations with respect to the Wells Core Unsecured Debt Facility are guaranteed by Wells Core Office Income REIT and by certain material subsidiaries of Wells Core OP, as defined in the Wells Core Unsecured Debt Facility, pursuant to the terms of a guaranty dated as of September 26, 2012.
The Wells Core Unsecured Debt Facility contains, among others, the following restrictive covenants:

•
The ratio of Wells Core Office Income REIT's total indebtedness to the total value of our assets, as both are defined in the Wells Core Unsecured Debt Facility, may not exceed 0.55 to 1.00, provided that, prior to the termination date of the Wells Core Revolving Facility, such ratio may exceed 0.55 to 1.00 for up to two consecutive quarters immediately following a major acquisition, as defined in the Wells Core Unsecured Debt Facility, during the term of the Wells Core Revolving Facility so long as such ratio does not exceed 0.60 to 1.00 during the same period.

•	Wells Core Office Income REIT's amount of secured debt may not exceed 40% of its consolidated tangible assets.

•	Wells Core Office Income REIT's amount of secured recourse debt may not exceed 15% of its consolidated tangible assets.

•	The ratio of Wells Core Office Income REIT's adjusted EBITDA to its fixed charges, including preferred dividends, shall not be less than 1.75 to 1.00.

•
Wells Core Office Income REIT's tangible net worth may not be less than the sum of (i) $233,786,150, plus (ii) 72.25% of the gross cash proceeds from all equity issuances consummated after September 26, 2012.

As of September 30, 2012, Wells Core Office Income REIT believes it was in compliance with all restrictive covenants of its outstanding debt obligations.

The outstanding balance on the mortgage loan with Jackson National Life Insurance Company, which Wells Core Office Income REIT refers to as the Royal Ridge V Loan, was repaid in full on September 26, 2012 in connection with the closing of the Wells Core Unsecured Debt Facility.
Fair Value of Outstanding Debt
As of September 30, 2012, Wells Core Office Income REIT's total indebtedness approximated fair value. The estimated fair value of Wells Core Office Income REIT's total indebtedness as of December 31, 2011 was approximately $123.5 million. Wells Core Office Income REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of September 30, 2012 and December 31, 2011, the weighted-average interest rates on Wells Core Office Income REIT's line of credit and notes payable were approximately 2.06% and 3.99%, respectively. Wells Core Office Income REIT made the following interest payments on its borrowings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Lines of credit	$1,222,562	$231,415	$3,290,127	$765,879
Wells Core Term Loan	—	—	—	—
Mortgage notes payable	279,251	210,974	783,851	432,974
	$1,501,813	$442,389	$4,073,978	$1,198,853

No interest was capitalized during the nine months ended September 30, 2012 and 2011.

5.     Interest Rate Swap

On September 26, 2012, Wells Core Office Income REIT entered into an interest rate swap agreement with JPMorgan to hedge its exposure to changing interest rates on $75.0 million of the Wells Core Term Loan (the "Interest Rate Swap"). The Interest Rate Swap has an effective date of September 26, 2013 and matures on September 26, 2017. Under the terms of the Interest Rate Swap, Wells Core Office Income REIT pays interest at a fixed rate of 0.891% per annum and receives LIBOR-based interest payments from JPMorgan on a notional amount of $75.0 million. Beginning September 26, 2013, the Interest Rate Swap effectively fixes the interest rate on $75.0 million of the Wells Core Term Loan at 0.891% plus a margin of 1.65% to 2.40%, based on Wells Core Office Income REIT's then current leverage ratio.

During the nine months ended September 30, 2012 and 2011, Wells Core Office Income REIT recorded the following amounts related to the Interest Rate Swap:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$(265,347)	$—	$(265,347)	$—

During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.

6.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of September 30, 2012
Miramar Centre II Building	Humana Medical Plan, Inc.	$144,591

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
7.    Share Redemption Program
On August 13, 2012, Wells Core Office Income REIT's board of directors amended and restated the SRP (the "Amended SRP"), effective October 1, 2012. The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility will be calculated in the same manner. Specifically, until Wells Core Office Income REIT completes its offering stage, the price per share will be 91% of the price at which Wells Core Office Income REIT sold the share, or $22.75 per share for a share issued at $25.00. After Wells Core Office Income REIT completes its offering stage, the price will be 95% of the estimated per share value, subject to any adjustments as provided in the Amended SRP.

As of September 30, 2012 and December 31, 2011, approximately $3.6 million, or 147,273 shares, and $285,600, or 11,427 shares, respectively, of Wells Core Office Income REIT's common stock had been redeemed. As of September 30, 2012, approximately $14,300, or 571 shares, of Wells Core Office Income REIT's common stock was tendered for redemption and is included in accounts payable and accrued expenses in the accompanying consolidated balances sheets. As of December 31, 2011, all eligible shares tendered for redemption were redeemed.

8.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended
	September 30,
	2012	2011
Other liabilities assumed upon acquisition of properties	$1,042,828	$1,510,056
Commissions on stock sales and related dealer-manager fees due to affiliate	$41,140	$122,980
Other offering costs due to affiliate	$31,936	$42,971
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(265,347)	$—
Distributions payable	$969,342	$396,592
Discounts applied to issuance of common stock under primary offering	$272,917	$316,541
Discounts applied to issuance of common stock under DRP	$339,961	$81,813
Increase in redeemable common stock	$1,457,670	$1,390,077
Accrued redemptions of common stock	$14,271	$—
Deferred financing costs payable	$67,066	$—

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

Effective August 7, 2012, the Advisory Agreement was renewed through November 6, 2012 upon terms identical to those in effect through August 6, 2012. On September 19, 2012, the Advisory Agreement was renewed through June 10, 2013. The terms of the agreement, other than the change in the expiration date of the agreement from November 6, 2012 to June 10, 2013 are identical to those of the Advisory Agreement in effect through November 6, 2012. The Advisory Agreement may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other party. Under the terms of the Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith.
Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of its common stock to the public. As of September 30, 2012, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $17.2 million. As of September 30, 2012, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $8.0 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $9.2 million will be charged to additional paid-in capital and will become payable to the Advisor to the extent Wells Core Office Income REIT raises sufficient additional offering proceeds under the Initial Offering.
Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses means all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended September 30, 2012, Wells Core Office Income REIT was in compliance with the operating expense limitation.
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
Master Property Management, Leasing, and Construction Agreement
Wells Core Office Income REIT, the Advisor, and Wells Management, an affiliate of Wells Capital, are party to a Master Property Management, Leasing, and Construction Management Agreement (the "Management Agreement") under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain Wells Core Office Income REIT properties:

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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Commissions, net of discounts(1)(2)	$3,480,201	$4,163,987	$11,430,595	$9,872,911
Dealer-manager fees, net of discounts(1)	1,254,370	1,521,308	4,163,558	3,610,904
Acquisition fees	1,056,083	1,238,248	3,464,163	2,930,141
Other offering costs(1)	1,056,083	1,220,460	3,523,519	2,899,050
Asset management fees	806,197	325,332	2,143,744	579,450
Administrative reimbursements	845,298	361,106	1,955,866	856,012
Property management fees	141,096	83,907	429,975	137,343
Debt financing fee	168,000	168,000	504,000	249,100
Related-party interest expense(3)	—	—	—	5,862
Total	$8,807,328	$9,082,348	$27,615,420	$21,140,773

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months and nine months ended September 30, 2012 and 2011.

(3)
Related-party interest expense was payable to WREF on amounts previously outstanding under a $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and repaid in full on February 15, 2011.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months and nine months ended September 30, 2012 and 2011.
Due to Affiliates
The detail of amounts due to affiliates is provided below as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Administrative reimbursements	$275,428	$154,429
Property management fees	58,900	42,248
Asset management fees	—	152,563
Debt financing fee	—	56,000
Other offering costs	31,936	57,226
Acquisition fees	31,936	57,031
Commissions and dealer-manager fees	41,140	165,417
Total	$439,340	$684,914
Conflicts of Interest
As of September 30, 2012, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of September 30, 2012, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells Core Office Income REIT, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.
10.     Subsequent Event
Sale of Shares of Common Stock
From October 1, 2012 to October 31, 2012, Wells Core Office Income REIT raised approximately $16.3 million through the issuance of approximately 0.7 million shares of its common stock under the Initial Offering. As of October 31, 2012, approximately 183.7 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

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
Overview
We were formed to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. As of September 30, 2012, we owned 11 real estate properties, consisting of approximately 1.9 million square feet. These office properties were 100% leased as of September 30, 2012.

We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of our common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We acquired our first real estate asset in October 2010. We continued receiving investor proceeds under our Initial Offering through September 30, 2012. Thus, the results of our operations for the three months and nine months ended September 30, 2012 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of real estate assets, interest expense associated with debt financing on the acquisition of real estate assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of September 30, 2012, we have raised gross offering proceeds of approximately $398.8 million through the issuance of common stock in our Initial Offering, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets, including acquisition fees of 2.0% of gross offering proceeds raised under our Initial Offering.
On September 19, 2012, our board of directors determined that it is currently in our best interest not to conduct a follow-on public offering of shares of our common stock. Therefore, our Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms. With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as:

•
Continuing to raise sufficient amounts of equity capital through the termination of our Initial Offering in order to acquire a large, diversified portfolio while maintaining a moderate leverage ratio; and

•	Investing net offering proceeds in properties that are accretive to our distributions at a time when the demand for high-quality, income-producing properties is high.
Liquidity and Capital Resources
Overview
During the nine months ended September 30, 2012, we raised proceeds under our Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $150.6 million, substantially all of which was invested in real estate properties, either directly (approximately $5.9 million) or through the repayment of debt (approximately $132.7 million) used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. During the nine months ended September 30, 2012, we acquired the following properties using a combination of equity and debt proceeds:

				Funded with:
Property Name	Location	Acquisition Date	Purchase Price	Equity Proceeds	Debt Proceeds(1)
South Lake Building	Herndon, VA	3/22/2012	$90,900,000	$3,868,016	$87,031,984
Four Parkway North Building	Deerfield, IL	7/2/2012	41,144,691	1,144,691	40,000,000
2275 Cabot Drive Building	Lisle, IL	9/5/2012	17,900,000	900,000	17,000,000
Total			$149,944,691	$5,912,707	$144,031,984

(1)
Represents proceeds from the Amended Regions Credit Facility used to fund the respective property at the time of acquisition. The Amended Regions Credit Facility was replaced by the Wells Core Unsecured Debt Facility on September 26, 2012. The outstanding balance on the Wells Core Unsecured Debt Facility was $107.4 million as of September 30, 2012.

We entered into the Wells Core Unsecured Debt Facility on September 26, 2012, which replaced the Amended Regions Credit Facility. Under the Wells Core Unsecured Debt Facility, we may borrow up to a total of $300 million, subject to availability. The Wells Core Unsecured Debt Facility is comprised of the $200 million Wells Core Revolving Facility and the $100 million Wells Core Term Loan, which mature on September 26, 2015 and September 26, 2017, respectively. We have the option to extend the Wells Core Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Wells Core Revolving Facility. We may borrow under the Wells Core Unsecured Debt Facility at rates equal to (1) LIBOR , plus the applicable LIBOR margin or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin. The applicable LIBOR margin under the Wells Core Revolving Facility and Wells Core Term Loan may vary from 1.75% to 2.50% and from 1.65% to 2.40%, respectively, and the applicable base rate margin under the Wells Core Revolving Facility and Wells Core Term Loan may vary from 0.75% to 1.50% and 0.65% to 1.40%, respectively, based on our then current leverage ratio. Beginning September 26, 2013, we effectively fixed the interest rate on $75 million of the Wells Core Term Loan at 0.891%, plus a margin of 1.65% to 2.40%, based on our then current leverage ratio, with an interest rate swap executed contemporaneously with the Wells Core Term Loan. Under the terms of the Wells Core Unsecured Debt Facility, we generally are required to make interest-only payments. We may prepay the Wells Core Unsecured Debt Facility in whole or in part at any time, subject to reimbursement of breakage and redeployment costs incurred in connection with LIBOR borrowings; however, amounts repaid on the Wells Core Term Loan may not be reborrowed.
We anticipate that our primary sources of future capital will be derived from the sale of our common stock under the Initial Offering through its expected expiration on June 10, 2013, and from net rental revenues generated from the properties we have acquired and anticipate acquiring in future periods. Stockholder distributions will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our determination of near-term cash needs for capital expenditures at our properties and debt repayments, and our expectations of future operating cash flow generated from our properties.
Short-Term Liquidity and Capital Resources
Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $145.9 million. During the nine months ended September 30, 2012, we generated net proceeds from the sale of common stock under the Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $150.6 million, the majority of which was used to pay down debt, fund acquisition fees and partially fund the acquisitions of the South Lake Building, the Four Parkway North Building, and the 2275 Cabot Drive Building (collectively, the "2012 Acquisitions"). During the nine months ended September 30, 2012, we received gross debt proceeds of approximately $271.9 million from the Amended Regions Credit Facility and the Wells Core Unsecured Debt Facility. The debt proceeds received from the Amended Regions Credit Facility were used to partially fund the 2012 Acquisitions, and the debt proceeds received from the Wells Core Unsecured Debt Facility were used to repay the Amended Regions Credit Facility and the Royal Ridge V Loan in September 2012. We repaid approximately $260.6 million on our debt facilities and notes payable during the nine months ended September 30, 2012. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering through its expected expiration on June 10, 2013, and to use those proceeds, along with additional borrowings, to make additional real estate investments, either directly or through investments in joint ventures, and to satisfy our near-term debt requirements. If sufficient equity capital is not available, our future investments in office and industrial properties will be lower.
During the nine months ended September 30, 2012, net cash provided by operating activities was approximately $8.8 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, acquisition-related costs, asset and property management fees, and general and administrative costs, such as legal, accounting and other processional fees. During the nine months ended September 30, 2012, acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering but which under GAAP reduced net cash from operating activities, were approximately $4.7 million. During the nine months ended September 30, 2012, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $13.7 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the nine months ended September 30, 2012, net cash used in investing activities was approximately $151.1 million and primarily related to the 2012 Acquisitions. We expect to utilize the residual cash balance of approximately $8.3 million as of September 30, 2012 to satisfy current liabilities, pay down the outstanding balance of the Wells Core Revolving Facility, and/or acquire additional real estate properties.
On August 30, 2012, our board of directors declared distributions for stockholders of record from September 16, 2012 through and including December 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share.

As of September 30, 2012, the Wells Core Unsecured Debt Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	September 30, 2012
Fixed-charge coverage ratio	Greater than 1.75x	4.29
Total debt to total asset value ratio	Less than 55%	29%
Secured debt to consolidated tangible assets	Less than 40%	8%
Secured debt, excluding non-recourse debt, to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $234.3 million(1)	$335.1 million

(1)
Effective September 26, 2012, our tangible net worth must be greater than $233.8 million, plus 72.25% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after September 26, 2012.

Effective December 31, 2012, total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (1) 90% of funds from operations, as defined in the Wells Core Unsecured Debt Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (2) the minimum amount required to continue to qualify as a REIT.
As of September 30, 2012, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Wells Core Unsecured Debt Facility.
Long-Term Liquidity and Capital Resources
Upon the expiration of our Initial Offering, we expect that our primary source of capital will include proceeds from secured or unsecured financings from banks and other lenders and net cash flows from operations. We anticipate funding distributions to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund distributions as well.
We expect that our principal demands for capital will include capital improvements for our properties; repayment of debt; operating expenses, including interest expense on any outstanding indebtedness; distributions; and redemptions of shares of our common stock under the SRP.
In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our office and industrial properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Substantially all net proceeds generated from the sale of shares under our DRP or from debt financing will be available to fund capital expenditures and to pay down outstanding borrowings.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Over the short term, we expect to temporarily draw on the Wells Core Revolving Facility to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to fund suitable acquisition prospects. Additionally, we may place long-term debt on our existing properties and those properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock under our Initial Offering, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. As of September 30, 2012, our debt-to-real-estate-asset ratio was approximately 29%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our Conflicts Committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.
Contractual Obligations and Commitments
As of September 30, 2012, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$132,300,000	$—	$24,900,000	$7,400,000	$100,000,000
Estimated interest on debt obligations(1)	13,212,441	680,349	5,791,069	4,967,678	1,773,345
Tenant allowances	144,591	144,591	—	—	—
Total	$145,657,032	$824,940	$30,691,069	$12,367,678	$101,773,345

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

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
Our board of directors declared distributions for stockholders of record from December 16, 2011 through and including March 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in March 2012.
Our board of directors declared distributions for stockholders of record from March 16, 2012 through and including June 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in June 2012.
Our board of directors declared distributions for stockholders of record from June 16, 2012 through and including September 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in September 2012.
For the nine months ended September 30, 2012, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $13.7 million. During the same period, net cash provided by operating activities was approximately $8.8 million, including approximately $4.7 million of acquisition-related costs paid with proceeds from our Initial Offering, but which under GAAP reduced net cash from operating activities. As a result, the distributions paid to common stockholders for the nine months ended September 30, 2012, as described above, were funded with approximately $8.8 million (reflecting the impact of ASC 805 as described above) from cash provided by operating activities, and the remaining amount of approximately $4.9 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that (i) quarterly cash flows from operating activities have been used to fund annual payments of property operating costs and (ii) acquisition-related costs have reduced net cash flows from operating activities.
Our board of directors also has declared distributions for stockholders of record from September 16, 2012 through December 15, 2012 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in December 2012.
Results of Operations
Overview
We commenced active operations on September 29, 2010 and acquired two properties during the year ended December 31, 2010 and six properties during the year ended December 31, 2011. During the nine months ended September 30, 2012, we acquired three additional properties, bringing our total portfolio to 11 properties as of September 30, 2012. Accordingly, the results of operations presented for the three months and nine months ended September 30, 2012 and 2011 are not directly comparable.

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

Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011
Rental income and tenant reimbursements increased to $10.4 million and $3.0 million, respectively, for the three months ended September 30, 2012, from approximately $4.3 million and $1.4 million, respectively, for the three months ended September 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to the third quarter of 2012, as a result of the acquisition of the 2275 Cabot Drive Building late in the third quarter of 2012, as well as future acquisitions of real estate assets.
Property operating costs and asset and property management fees increased to approximately $4.4 million and $1.0 million, respectively, for the three months ended September 30, 2012, from approximately $2.0 million and $0.5 million, respectively, for the three months ended September 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Property operating costs and management fees represent approximately 41% and 43% of total revenues for the three months ended September 30, 2012 and September 30, 2011, respectively. Property operating costs and management fees, measured in gross dollars, are expected to continue to increase in future periods, as compared to the third quarter of 2012, as a result of the acquisition of the 2275 Cabot Drive Building late in the third quarter of 2012, as well as future acquisitions of real estate assets.
Depreciation of real estate and amortization of lease costs increased to approximately $3.4 million and $2.1 million, respectively, for the three months ended September 30, 2012, from approximately $1.4 million and $0.8 million, respectively, for the three months ended September 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Depreciation and amortization are expected to continue to increase in future periods, as compared to the third quarter of 2012, as a result of the acquisition of the 2275 Cabot Drive Building late in the third quarter of 2012, as well as future acquisitions of real estate assets.
General and administrative expenses increased to approximately $1.4 million for the three months ended September 30, 2012 from approximately $0.9 million for the three months ended September 30, 2011, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and 2012. General and administrative expenses, as a percentage of total revenues, decreased to approximately 10% for the three months ended September 30, 2012 from approximately 16% for the three months ended September 30, 2011. In connection with the acquisition of additional properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.
Acquisition fees and expenses decreased to approximately $1.3 million for the three months ended September 30, 2012 from approximately $1.5 million for the three months ended September 30, 2011, primarily due to a decrease in the amount of equity raised under our Initial Offering in the third quarter of 2012 as compared to the third quarter of 2011. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 9 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to fluctuate based on the rate at which we raise additional proceeds under our Initial Offering and acquire additional real estate assets.
Interest expense increased to approximately $2.1 million for the three months ended September 30, 2012 from approximately $1.3 million for the three months ended September 30, 2011, primarily due to an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011 and 2012 and the write-off of approximately $408,000 of deferred financing costs in connection with the closing of the Wells Core Unsecured Debt Facility in September 2012. Future levels of interest expense will vary, based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised under the Initial Offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Our net loss remained relatively stable at approximately $2.5 million for the three months ended September 30, 2012 as compared to $2.6 million for the three months ended September 30, 2011, primarily due to a decrease in our real estate operating loss of $1.0 million as a result of the growth in the portfolio during 2011 and 2012, offset by an increase in our interest expense of approximately $0.8 million. We sustained a net loss for the three months ended September 30, 2012 as a result of incurring a real estate operating loss of approximately $0.3 million and interest expense of approximately $2.1 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $1.3 million, which were funded with proceeds raised from the sale of our common stock under the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2011 and 2012. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.17 for the three months ended September 30, 2012 from approximately $0.49 for the three months ended September 30, 2011 due to an approximate increase in weighted-average shares outstanding of 9.5 million shares. During our offering stage, we anticipate that future net income (loss) and net income (loss) per share will vary, primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011
Rental income and tenant reimbursements increased to approximately $27.3 million and $7.1 million, respectively, for the nine months ended September 30, 2012 from approximately $8.0 million and $2.9 million, respectively, for the nine months ended September 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to the first nine months of 2012, as a result of owning the assets acquired during 2012 for an entire period and future acquisitions of real estate assets.
Property operating costs and asset and property management fees increased to approximately $10.9 million and $2.8 million, respectively, for the nine months ended September 30, 2012 from approximately $3.9 million and $0.8 million, respectively, for the nine months ended September 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Property operating costs and management fees represent approximately 40% and 43% of total revenues for the nine months ended September 30, 2012 and September 30, 2011, respectively. Property operating costs and management fees, measured in gross dollars, are expected to continue to increase in future periods, as compared to the first nine months of 2012, as a result of owning the assets acquired during 2012 for an entire period and future acquisitions of real estate assets.
Depreciation of real estate and amortization of lease costs increased to approximately $8.8 million and $5.4 million, respectively, for the nine months ended September 30, 2012 from approximately $2.6 million and $1.4 million, respectively, for the nine months ended September 30, 2011, primarily as a result of the growth in the portfolio during 2011 and 2012. Depreciation and amortization are expected to continue to increase in future periods, as compared to the first nine months of 2012, as a result of owning the assets acquired during 2012 for an entire period and future acquisitions of real estate assets.
General and administrative expenses increased to approximately $3.4 million for the nine months ended September 30, 2012 from approximately $2.0 million for the nine months ended September 30, 2011, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and 2012. General and administrative expenses, as a percentage of total revenues, decreased to approximately 10% for the nine months ended September 30, 2012 from approximately 18% for the nine months ended September 30, 2011. In connection with the acquisition of additional properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.
Acquisition fees and expenses increased to approximately $4.7 million for the nine months ended September 30, 2012 from approximately $4.0 million for the nine months ended September 30, 2011, primarily due to an increase in the amount of equity proceeds raised under our Initial Offering. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 9 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to continue to increase as we raise additional proceeds under our Initial Offering and acquire additional real estate assets.
Interest expense increased to approximately $5.5 million for the nine months ended September 30, 2012 from approximately $2.3 million for the nine months ended September 30, 2011, primarily due to (i) an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011 and 2012, (ii) incurring a full period of non-cash interest expense in connection with the closing of the Amended Regions Credit Facility in June 2011, and (iii) the write-off of approximately $408,000 of deferred financing costs in connection with the closing of the Wells Core Unsecured Debt Facility in September 2012. Future levels of interest expense will vary, based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised under the Initial Offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.
Our net loss increased to approximately $7.2 million for the nine months ended September 30, 2012 from approximately $6.3 million for the nine months ended September 30, 2011, primarily due to an increase in our interest expense of approximately $3.1 million, partially offset by a decrease in our real estate operating loss of $2.3 million as a result of the growth in the portfolio during 2011 and 2012. We sustained a net loss for the nine months ended September 30, 2012 as a result of incurring a real estate operating loss of approximately $1.6 million and interest expense of approximately $5.5 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $4.7 million, which were funded with proceeds raised from the sale of our common stock under the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2011 and 2012. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.57 for the nine months ended September 30, 2012 from approximately $1.89 for the nine months ended September 30, 2011 due to an approximate increase in weighted-average shares outstanding of 9.2 million shares, offset by the increase in our net loss. During our offering stage, we anticipate that future net income (loss) and net income (loss) per share will vary, primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets.
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
Reconciliations of our net loss to FFO, MFFO and AFFO for the three months and nine months ended September 30, 2012 and 2011 are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net loss	$(2,454,739)	$(2,640,362)	$(7,173,383)	$(6,253,559)
Adjustments:
Depreciation of real estate assets	3,401,365	1,351,492	8,832,425	2,625,287
Amortization of lease-related costs	2,124,723	780,550	5,445,319	1,373,511
Total Funds From Operations adjustments	5,526,088	2,132,042	14,277,744	3,998,798
Funds From Operations	3,071,349	(508,320)	7,104,361	(2,254,761)

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	574,152	378,188	1,536,545	661,272
Straight-line rental income	(715,806)	(189,220)	(2,264,517)	(435,243)
Real estate acquisition-related costs	1,309,232	1,512,112	4,707,954	4,026,776
Total Modified Funds From Operations adjustments	1,167,578	1,701,080	3,979,982	4,252,805
Modified Funds From Operations	4,238,927	1,192,760	11,084,343	1,998,044

Noncash interest expense	861,812	429,096	1,780,867	750,011
Master lease proceeds	230,887	—	998,725	—
Adjusted Funds From Operations	$5,331,626	$1,621,856	$13,863,935	$2,748,055
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

As of September 30, 2012 and December 31, 2011, we had the following gross intangible in-place lease assets and liabilities:

	As of September 30, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,858,175	$41,112,043	$18,000,944	$1,105,083
Accumulated Amortization	(2,449,903)	(5,352,225)	(2,514,169)	(116,106)
Net	$11,408,272	$35,759,818	$15,486,775	$988,977

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337

For the three months and nine months ended September 30, 2012 and 2011, we recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30:
2012	$558,035	$1,483,056	$627,546	$28,787
2011	$343,796	$522,229	$258,321	$960

For the nine months ended September 30:
2012	$1,511,865	$3,759,746	$1,654,895	$86,360
2011	$598,849	$877,797	$495,714	$960
The remaining net intangible lease assets and liabilities as of September 30, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended December 31, 2012	$559,940	$1,519,947	$644,515	$28,786
For the year ending December 31:
2013	2,238,005	6,009,179	2,574,920	115,146
2014	2,238,005	5,995,118	2,574,920	115,146
2015	2,183,512	5,843,159	2,469,545	115,146
2016	2,149,989	5,713,384	2,426,403	115,146
2017	1,106,015	4,295,225	1,959,090	115,146
Thereafter	932,806	6,383,806	2,837,382	384,461
Total	$11,408,272	$35,759,818	$15,486,775	$988,977
Weighted-Average Amortization Period	5 years	6 years	6 years	9 years
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleged violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint sought, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff said it intended to seek monetary damages of approximately $159 million plus prejudgment interest.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals.
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to Court approval following the negotiation and execution of definitive agreements and the provision of notice to the class, will resolve the appeal and result in the final disposition of the litigation.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 1, Note 6, and Note 9 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	the Advisory Agreement;

•	commitments under existing lease agreements;

•	the Dealer-Manager Agreement; and

•	the Master Property Management, Leasing, and Construction Agreement.
Subsequent Event
Sale of Shares of Common Stock
From October 1, 2012 to October 31, 2012, we raised approximately $16.3 million through the issuance of approximately 0.7 million shares of our common stock under the Initial Offering. As of October 31, 2012, approximately 183.7 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012, we are subject to the following risk.

Risk Related to an Investment in Us

If we decide to list our common stock on a national securities exchange, we may wish to lower our distribution rate in order to optimize the price at which our shares would trade.

If we are able to raise sufficient proceeds to acquire a large enough portfolio, our board of directors has the option to effect a liquidity event by listing our common stock on a national securities exchange.  If such an election were to occur, a reduction in the distribution rate could occur with or in advance of a listing, as the public market for listed REITs appears to reward those that have a more conservative distribution policy.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended September 30, 2012 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer-manager of the Initial Offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. We expect to offer the shares registered in our primary offering over a three-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date; however, on September 19, 2012, our board of directors determined that it is currently in our best interest not to conduct a follow-on public offering of shares of our common stock. Therefore, the Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms. We may offer shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2012, we had raised gross offering proceeds under the Initial Offering of approximately $398.8 million from the sale of approximately 16.0 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $36.4 million, acquisition fees of approximately $8.0 million, and other offering expenses of approximately $8.0 million, we had raised aggregate net offering proceeds of approximately $346.4 million. We have invested the majority of the net offering proceeds raised through September 30, 2012 in commercial real estate properties. Going forward, we intend to continue to invest net offering proceeds in commercial real estate properties.

(c)	During the quarter ended September 30, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2012	4,043	$24.40	4,043	(3)
August 2012	38,263	$24.26	38,263	(3)
September 2012	35,988	$24.56	35,988	(3)

(1)	All purchases of our equity securities by us in the three months ended September 30, 2012 were made pursuant to the SRP.

(2)	We announced the commencement of the program on June 10, 2010, and it was subsequently amended on November 8, 2011 and August 13, 2012.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2012, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

November 6, 2012	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Secretary, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2012 FORM 10-Q OF
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

10.1*	Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated September 19, 2012

10.2*
Credit Agreement dated September 26, 2012 by and among Wells Core Office Income Operating Partnership, L.P., Regions Bank, U.S. Bank National Association, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Union Bank, N.A., Fifth Third Bank, Regions Capital Markets, and J.P. Morgan Securities, LLC.

10.3*	2002 Master Agreement dated September 26, 2012 by and among Wells Core Office Income Operating Partnership, L.P. and JPMorgan Chase Bank, N.A.

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Third Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q filed with the Commission on August 13, 2012.)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

__________

*	Filed herewith.

**	Furnished with this Form 10-Q.