Form 10-K
period 2012-12-31
WELLS CORE OFFICE INCOME REIT INC
filed 2013-03-11
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates: While there is no established market for the registrant's shares of common stock, the registrant is currently conducting an initial offering of its shares of common stock on a registration statement on Form S-11. In its initial offering, the Registrant has sold its shares for $25.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2012 was approximately 13,796,754.
Number of shares outstanding of the registrant's only class of common stock, as of February 28, 2013: 18,552,517 shares

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

PART I

ITEM 1.    BUSINESS
General
Wells Core Office Income REIT, Inc. is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Wells Core Office Income REIT engages in the acquisition and ownership of commercial real estate properties located in the United States. Wells Core Office Income REIT was formed on July 3, 2007, and commenced operations on September 29, 2010. Wells Core Office Income REIT conducts business primarily through Wells Core Office Income Operating Partnership, L.P. ("Wells Core OP"), a Delaware limited partnership formed on July 3, 2007. Wells Core Office Income REIT is the sole general partner of Wells Core OP. Wells Core Office Income Holdings, LLC ("Wells Core Holdings"), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Wells Core OP. Wells Core Office Income REIT owns 100% of the interests of Wells Core Holdings and possesses full legal control and authority over the operations of Wells Core OP and Wells Core Holdings. In addition, Wells Core OP formed Wells Core REIT TRS, LLC ("Wells Core TRS"), a wholly owned subsidiary organized as a Delaware corporation, on December 13, 2011. References to Wells Core Office Income REIT herein shall include Wells Core Office Income REIT and all subsidiaries of Wells Core Office Income REIT, including Wells Core OP, Wells Core Holdings, and Wells Core TRS, unless stated otherwise.

On June 10, 2010, we commenced our initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act, with 30,000,000 of those shares being offered through the Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, the primary shares are offered at a price of $25 per share, with discounts available to certain categories of purchasers, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, we received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million (the "Minimum Offering"), at which point active operations commenced. On January 29, 2012, our board of directors approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013. On September 19, 2012, our board of directors determined that it is in our best interest not to conduct a follow-on public offering of shares of our common stock. Therefore, the Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms.

As of December 31, 2012, we had raised offering proceeds under the Initial Offering of approximately $441.6 million from the sale of approximately 17.7 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $40.1 million, acquisition fees of approximately$8.8 million, and other offering expenses of approximately $8.8 million, we had raised aggregate net offering proceeds of approximately $383.9 million, including net offering proceeds from the DRP of approximately $11.8 million. As of December 31, 2012, substantially all of our net offering proceeds have been invested in real properties and related assets, and approximately 182.8 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.

We operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased or pre-leased to creditworthy companies. We may invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of December 31, 2012, we owned 13 office properties comprising approximately 2.6 million square feet of commercial space located in eight states. As of December 31, 2012, our office properties were approximately 99.5% leased. For additional information regarding our properties and significant tenants, see Item 2.

We have executed an agreement (the "Advisory Agreement") with Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), under which the Advisor performs certain key functions on our behalf, including, among others, the investment of capital proceeds and management of day-to-day operations. On September 19, 2012, the Advisory Agreement was renewed through June 10, 2013. The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF") and has contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out the key functions enumerated above.

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
Our investment philosophy emphasizes diversification of our portfolio for geographic locations, tenants, industry group of tenants, and timing of lease expirations. Prior to acquisition, we perform an assessment to ensure that our portfolio is diversified with regard to these criteria to minimize the impact on our portfolio of significant factors affecting a single geographic area, type of property, tenant, or industry group of tenants. Additionally, we analyze annual lease expirations in an attempt to minimize the impact on the cash flows from operations of the portfolio as a whole for properties that may be vacant until re-leased. Approximately 24% and 31% of our leases (based on percentage of 2012 annualized base rent represented by such leases) are due to expire in 2017 and 2019, respectively. See Item 2 for additional information regarding the diversification of our portfolio as of December 31, 2012.
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
Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised under our Initial Offering and debt proceeds. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering through its expected expiration on June 10, 2013, and to use those proceeds, along with additional borrowings, to invest in additional capital expenditures, including improvements to our existing properties, as well as, potential future real estate investments, either directly or through investments in joint ventures, and to satisfy our near-term debt requirements. If sufficient equity capital is not available, our future investments in office and industrial properties will be lower and/or our outstanding debt will be higher.

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

Our working capital line of credit provides flexibility with regard to managing our capital resources. The extent to which we draw on our credit facility is driven primarily by timing differences between raising capital in the Initial Offering, through its expected expiration on June 10, 2013, and identifying and closing on potential future property acquisitions. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in additional real estate properties, which will allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board or directors, including, but not limited to, our ability to raise equity proceeds from the sale of our common stock under the Initial Offering, our ability to pay distributions, the availability of real estate properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

As of December 31, 2012, all of our debt outstanding was under variable-rate borrowing instruments. Beginning September 26, 2013, the interest rate on $75 million of our variable-rate term loan will be effectively fixed through an interest rate swap. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets less total liabilities, was approximately 59% as of December 31, 2012. Our debt-to-real-estate-asset ratio, that is, the ratio of total debt to cost basis of real estate assets prior to deducting depreciation and amortization, as of December 31, 2012, was approximately 38%.

Operating Objectives
We will continue to focus on the following key operating factors:

•	Actively managing our portfolio to generate sufficient cash flow from operations to meet our required obligations and to provide current income through cash distributions to our investors;

•	Raising sufficient amounts of capital to further diversify our portfolio while maintaining a moderate debt-to-real-estate-asset ratio over the long-term;

•	Investing capital in high-quality, income-producing properties that support a market distribution;

•
Ensuring that we enter into leases at market rents, upon lease expiration or with regard to current or acquired vacant space at our properties, in order to receive the maximum returns on our properties permitted by the market;

•
Considering appropriate actions for future lease expirations to ensure that we can position properties appropriately to retain existing tenants or negotiate lease amendments lengthening the term of the lease, resulting in the receipt of increased rents over the long term as allowed by the market; and

•	Controlling administrative operating expenses as a percentage of revenues by, in part, taking advantage of economies of scale, where available.

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
Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 100% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation and amortization, less total liabilities, calculated quarterly by us on a basis consistently applied. A majority of our Conflicts Committee may approve a higher level of borrowing upon determining that substantial justification exists and disclosing such excess to our stockholders in our next quarterly report, along with an explanation for such excess. Over the short term, we have a policy to temporarily draw on our credit facility to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to source suitable acquisition prospects. Additionally, we may place long-term debt on our existing properties and those properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock in our Initial Offering, through its expected expiration on June 10, 2013, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation and amortization) and, ideally, at significantly less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2012, our debt-to-net-assets ratio was approximately 59% and our debt-to-real-estate-asset ratio was approximately 38%.
Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of our average invested assets or 25% of our net income, as these terms are defined by our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2012, total operating expenses represented 1.8% of average invested assets and 18.8% of net income.

Offering Policies. We are conducting a public offering of up to 200 million shares of common stock at $25 per share (with discounts available for certain categories of investors), plus additional shares offered under our distribution reinvestment plan. We believe that such offering is in the best interest of our stockholders because it increases the likelihood that we will be able to (i) maintain a moderate debt-to-real-estate-asset ratio over the long-term, thereby reducing risk in our portfolio and preserving investor capital, and (ii) invest in additional capital expenditures, including improvements to our existing properties, as well as, potential future real estate investments, that will allow us to further diversify our portfolio. For the year ended December 31, 2012, the ratio of the costs of raising capital to the amount of capital raised was 11.0%. On January 29, 2012, our board of directors approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013. On September 19, 2012, our board of directors determined that it is in our best interest not to conduct a follow-on public offering of shares of our common stock. Therefore, the Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms.

Listing Policy. We believe it is in the best interest of our stockholders to not consider listing our common shares on a national exchange until the Initial Offering has been terminated. First, remaining unlisted at this time improves our ability to continue to raise new equity, which may be used to pay down existing debt and/or to invest in additional capital expenditures, including improvements to our existing properties, as well as, potential future real estate investments, to further diversify our portfolio. Second, we believe it could be more cost-effective to remain unlisted and re-evaluate costs with the Advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Our charter requires that in the event our stock is not listed on a national securities exchange by July 31, 2020, we must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders.
Employees
We have no direct employees. The employees of Wells Capital and Wells Management, affiliates of the Advisor, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based, in part, on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services, for which we pay our Advisor a separate fee. Our allocable share of administrative reimbursements totaled approximately $2.8 million, $1.3 million, and $0.2 million for the years ended December 31, 2012, 2011, and 2010 respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Additionally, we reimburse additional salaries as a component of organization and offering cost reimbursements. See Note 10 to the accompanying consolidated financial statements for more information.

Insurance

We believe that our properties are adequately insured.

Competition

We are in competition with other investment programs to raise equity. Our Initial Offering is being conducted on a "best efforts" basis, whereby the participating brokers have no commitment or obligation to purchase any of our shares. If we are unable to raise substantial funds, we will make fewer investments, resulting in less diversification of our portfolio and an increase in our fixed operating expenses as a percentage of gross income. Leasing of real estate is highly competitive in the current market, and we experience competition for high-quality tenants from owners and managers of competing projects. As a result, we may experience delays in re-leasing vacant space or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. Also, as we seek to acquire properties, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Operational Dependency

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

The Advisor, Wells Capital, Wells Management, and WIS are owned and controlled by WREF. The operations of Wells Capital, WIS, Wells Management, the Advisor, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of the Advisor, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2012, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and us, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under a consulting agreement with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

Economic Dependency

We are dependent upon the ability of our tenants to pay their contractual rental amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

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

On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.

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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. You may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Any sale of your shares must also comply with applicable securities laws. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program, as amended, includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend, or terminate our share redemption program, as amended, upon 30 days' notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares will not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

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
Disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.
Despite improved access to capital for some companies, the capital and credit markets continue to be affected by extreme volatility and disruption during the past four years. The health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC's list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
Liquidity in the global credit market has been severely contracted by market disruptions, and new lending is expected to remain subdued in the near term. We have relied on debt financing to finance some of our office properties. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.
Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in office properties could decrease below the amounts we paid for such investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of such loans;

•	revenues from properties we acquire could decrease due to lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on future debt financings; and

•	revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for the borrower to meet its payment obligations to us.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

Based on sales volume to date, we do not believe that we are likely to raise the midpoint offering amount, as set forth in the prospectus for our Initial Offering. If we raise less than the midpoint offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of our stockholders' investments to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in the Initial Offering, therefore, could increase the risk that stockholders will lose money in their investments.
The Initial Offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the Initial Offering have no firm commitment or obligation to purchase any of the shares. To date, the proceeds we have raised in the Initial Offering are lower than our sponsor and WIS originally expected. We do not believe that it is likely that we will raise the midpoint offering amount. If our monthly sales volume for the last 12 months were maintained through the end of the Initial Offering, our total gross proceeds would be approximately $537 million.

We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. If WIS is unable to significantly increase the amount of proceeds raised in the Initial Offering, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, the industries in which our tenants operate and the length of lease terms with our tenants. In that case, adverse developments with respect to a single property, a geographic region, a small number of tenants, a tenant industry or rental rates when we renew or re-lease a property would have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders.

If we pay distributions from sources other than our cash flow from operations, we may not be able to sustain our distribution rate and we may have less funds available for investment in properties and other assets and our stockholders' overall returns may be reduced.
Our organizational documents permit us to pay distributions from any source, and we have not established limits on the amount of net proceeds, borrowings or cash advances we may use to pay such distributions. If we fund distributions from borrowings, the net proceeds from the Initial Offering or sources other than cash flow from operations, we will have less funds available for investment in real estate properties, the value of our shares is more likely to fall below the net proceeds per share from the Initial Offering, and a stockholder's overall return may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to fund capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flow from operations over the long term, we may be unable to sustain our distribution rate. For the year ended December 31, 2012, approximately 81% of our distributions was funded from generally accepted accounting principles ("GAAP") cash flow from operations and approximately 19% was funded from borrowings.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Robert F. Kennedy, and Brian M. Davis, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us, the Advisor, or its affiliates. If any of these key personnel were to cease their affiliation with us, the Advisor, or its affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor's and our property managers' ability to hire and retain highly skilled managerial, operational, and marketing personnel. Competition for such personnel is intense, and the Advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. Further, we have established and intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.
We are dependent upon affiliates of WREF, including our advisor, Wells Management and WIS, to conduct our operations and our Initial Offering; thus, adverse changes in the financial health of WREF could hinder the Advisor's, Wells Management's and WIS's ability to provide these services to us and consequently impair our operating results and negatively affect the return on our stockholders' investment.
We are dependent upon the Advisor, Wells Management, and WIS, which are owned and controlled by WREF to provide certain services that are essential to us, including asset management services, the supervision of the property management and leasing of some properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. While WREF has established finance sources, it is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. A large portion of WREF's income is derived under a consulting agreement with Columbia. Columbia is a mature program previously sponsored by WREF that has approximately $5.7 billion of assets as of December 31, 2012. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013. When Columbia reduces the compensation it pays to WREF, WREF's income will be significantly affected. WREF does not expect to replace that income from other sources. Although we expect WREF to have the financial resources to continue to provide asset-management and advisory services to us, its ability to fund WIS will be greatly diminished. As a result, we may have fewer options with respect to future capital raising.

Additionally, affiliates of the Advisor serve as a general partner to many Wells-sponsored limited partnership programs. Those affiliates may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against the Advisor's affiliates could result in a substantial reduction of their net worth. If such liabilities affected the level of services that our advisor could provide, our operations and financial performance could suffer.

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

We expect our portfolio of investments in commercial real estate to consist primarily of high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities, including properties at all stages of development or construction and new properties. As between office and industrial properties, we expect industrial properties to constitute no more than 10% of our portfolio after completion of our offering stage, with office properties constituting the remainder of our portfolio. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in the prospectus for our Initial Offering. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk, and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to you.

If we internalize our management functions, we could incur significant costs, including litigation costs, your interest in us could be diluted, and our operations could suffer.

At some point in the future, we may consider becoming "self-managed" by internalizing the functions performed for us by the Advisor and its affiliates, particularly if we seek to list our shares on a national securities exchange. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees and purchase information technology and other infrastructure necessary for our business. The individuals and assets may or may not be affiliated with our advisor and may be hired or acquired in separate negotiations or as a group. We may choose to hire the individuals who are most familiar with our business and to acquire the infrastructure that our business then utilizes by entering into a business combination transaction with the Advisor or one of its affiliates.

If we hire non-affiliates to become our executives and employees, their lack of familiarity with our portfolio and business could adversely affect our operations and the value of your investment. However, even if we purchase the Advisor or hire individuals familiar with us, we are not likely to secure the services of all of the individuals who perform services on our behalf. Therefore, our operations may also suffer even if we hire those who are familiar with our business. In addition, if we become self-managed by acquiring the Advisor or an entity affiliated with our Advisor or a third-party real estate asset management company, the consideration for such a business combination could be significant. Piedmont REIT transferred 6,504,550 shares of common stock (after reflecting a 1-for-3 reverse stock split), which traded between $14.37 per share and $21.32 per share from the start of trading on February 10, 2010 through December 31, 2012, to acquire affiliates of its advisor. Such an acquisition could dilute your interest in us or otherwise adversely affect the value of your investment in us.

Finally, a business combination with the Advisor or one of its affiliates may be the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts to defend claims, which litigation costs would reduce the amount of funds available for us to invest in real estate assets or to pay distributions. As of the date of this Form 10-K, Piedmont REIT is a defendant to a lawsuit filed in connection with its internalization transaction.

If we decide to list our common stock on a national securities exchange, we may wish to lower our distribution rate in order to optimize the price at which our shares would trade.

If we are able to raise sufficient offering proceeds to acquire a large enough portfolio, our board of directors has the option to effect a liquidity event by listing our common stock on a national securities exchange.  If such an election were to occur, a reduction in the distribution rate could occur with or in advance of a listing, as the public market for listed REITs appears to reward those that have a more conservative distribution policy.

A material portion of our leases are due to expire around the same period of time, which will likely (i) cause a loss in the value of your investment until the affected properties are re-leased, (ii) increase our exposure to downturns in the real estate market during the time that we are trying to re-lease such space and (iii) increase our capital expenditure requirements during the re-leasing period.
Approximately 24% and 31% of our leases (based on percentage of 2012 annualized base rent represented by such leases) are due to expire in 2017 and 2019, respectively. Most of this space is in single-tenant buildings. As the date of the expiration of a lease for a single-tenant building approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current leases. Therefore, if we were to list or liquidate our portfolio prior to the favorable re-leasing of the space referenced, you would likely suffer a loss on your investment. You may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase your risk to real estate downturns during and approaching these periods of concentrated lease expirations. In addition, we are likely to have to spend significant capital in order to ready the space for new tenants. To meet our need for cash at this time, we may have to increase borrowings or reduce our distributions, or both.

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

Two of our officers have loyalties to other Wells-sponsored programs, which loyalties could influence their judgment, resulting in actions that are not in our stockholders' best interest or that disproportionately benefit another Wells-sponsored program at our expense.

Two of our officers and one of our directors are also directors and/or officers of Wells Timberland REIT, Inc., a REIT currently sponsored by WREF and Columbia, a REIT previously sponsored by WREF. Their loyalties to other Wells-sponsored programs may influence their judgment when making recommendations to our board of directors with respect to matters that may affect other Wells-sponsored programs, such as the following:

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

The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the current value of your investment may be less than the net proceeds we receive from the sale of shares. We intend to use the most recent price paid to acquire a share in our Initial Offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. If we were to sell our assets at this time in an orderly liquidation, you would receive substantially less than $25.00 per share and may receive less than our net offering proceeds of $21.63 per share for the following reasons: (i) we pay high up front fees in connection with the issuance of our shares, (ii) a material portion of our leases are due to expire in 2017 and 2019; (iii) we have paid distributions to stockholders in excess of our cash flow from operations; and (iv) we have raised fewer offering proceeds than expected, resulting in higher fixed operating expenses as a percentage of our revenue.

To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participate in this offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the Advisor estimated the value of our common shares as $25.00 per share as of December 31, 2012. The basis for this valuation is the fact that the offering price of our shares of common stock in this offering is $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). The Advisor has indicated that it intends to use the most recent price paid to acquire a share in this offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through this offering or follow-on public offerings - and have not done so for up to 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of this offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in Wells Core OP.)

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in this offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of the our assets because (i) there is no public trading market for the shares at this time; (ii) the $25.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from the primary portion of our Initial Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the recent disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

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

Under our share redemption program, shares may be repurchased at varying prices depending on the purchase price paid for the shares. The maximum price that may currently be paid under the program is $22.75 per share, which is 91% of the offering price of our shares of common stock in the primary portion of the Initial Offering (ignoring purchase price discounts for certain categories of purchasers) is likely to be greater than from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $22.75 per share, the actual value of the shares that we repurchase may be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

Because the dealer-manager is one of our affiliates, you will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty you face.

The dealer-manager, WIS, is one of our affiliates and will not make an independent review of us or the Initial Offering. Accordingly, you do not have the benefit of an independent review of the terms of the Initial Offering. Further, the due diligence investigation of us by the dealer-manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker/dealer.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Existing stockholders and potential investors in the Initial Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After your purchase in the Initial Offering, our board may elect to (1) sell additional shares in the Initial Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under an incentive compensation equity award plan to our independent directors or to employees of the Advisor or its affiliates; (4) issue shares to the Advisor, its successors, or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Wells Core OP. To the extent we issue additional equity interests after your purchase in the Initial Offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in the Initial Offering, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.

We pay substantial fees and expenses to the Advisor, its affiliates, and participating broker/dealers, which payments increase the risk that you will not earn a profit on your investment.

The Advisor, its affiliates, and participating broker/dealers perform services for us in connection with the offer and sale of our shares. The Advisor and its affiliates also perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. We pay them substantial up-front fees for some of these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to you. Largely as a result of these substantial fees, we expect that for each share sold in the primary offering of the Initial Offering (other than pursuant to the distribution reinvestment plan), assuming we sell the maximum offering, no more than $22.015 will be available for the purchase of real estate, depending primarily upon the number of shares we sell.

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

You may be more likely to sustain a loss on your investment because our sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their company.

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

Our board of directors has opted out of certain provisions of the Maryland General Corporation Law relating to deterring or defending hostile takeovers. Although we will not currently be afforded this protection, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent you from receiving a premium price for their stock in connection with a business combination.

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

Any of the above factors, or combination thereof, could result in a decrease in the value of our properties, which would have an adverse effect on our operations, on our ability to pay distributions to you, and on the value of your investment.

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

We may enter into joint ventures to acquire, develop, or improve properties with some of the proceeds of the Initial Offering. Such joint venture arrangements may involve risks not otherwise present with other methods of investment in real estate, including, for example, the following risks:

•	the possibility of disputes with our joint venture partners;

•	reduced control over our assets, such as an inability to sell an asset when doing so would have been in our best interests; and

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

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
Increases in interest rates or the use of longer-term debt to finance or refinance our properties would increase our costs and decrease the amount of cash available for distributions and could reduce the overall returns of your investment.
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

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease," thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give you no assurance that the Internal Revenue Service ("IRS") will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction was so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation, and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that does not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

There is a prohibited transaction safe harbor available under the Code when a property has been held for at least two years and certain other requirements are met. It cannot be assured, however, that any property sales would qualify for the safe harbor. It may also be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the position of the IRS regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k), or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an individual retirement account, or "IRA") that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

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

This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties, or other sanctions.

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

If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Any share redemptions requested to satisfy these RMD requirements will be considered requests for "Ordinary Redemptions," as defined in our share redemption program. Our share redemption program limits the amount of Ordinary Redemptions that can be made in a given year. Additionally, you will not be eligible to receive Ordinary Redemptions until you have held your shares for at least one year. As a result, you may not be able to redeem your shares at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to redeem your shares, such redemptions will be at a price less than the price at which the shares were initially purchased. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Overview
As of December 31, 2012, we owned 13 office properties located in eight states. At December 31, 2012, our office properties were approximately 99.5% leased with an average lease term remaining of approximately seven years. The table set forth below shows information relating to the properties we owned as of December 31, 2012.

Properties	Location	% Leased as of December 31, 2012	Rentable Square Feet	Total Purchase Price(1)	% of Total Assets	Annualized Base Rent(2)	Average Annualized Base Rent per Square Foot
Royal Ridge V Building	Irving, TX	100.0%	119,611	$18,134,588	2.6%	$2,461,531	$20.58
333 East Lake Street Building	Bloomingdale, IL	100.0%	71,053	11,710,764	1.7%	1,966,084	$27.67
Westway I Building	Houston, TX	100.0%	143,961	31,000,000	4.4%	4,172,739	$28.99
Duke Bridges I & II Buildings	Frisco, TX	100.0%	284,198	49,000,000	7.0%	6,274,355	$22.08
Miramar Centre II Building	Miramar, FL	100.0%	96,394	20,921,636	3.0%	2,951,292	$30.62
7601 Technology Way Building	Denver, CO	100.0%	182,875	41,500,000	5.9%	4,698,646	$25.69
Westway II Building	Houston, TX	100.0%	242,374	70,313,406	10.1%	8,771,298	$36.19
Franklin Center Building	Columbia, MD	100.0%	200,593	65,000,000	9.3%	6,127,246	$30.55
South Lake Building	Herndon, VA	100.0%	268,240	90,900,000	13.0%	9,096,813	$33.91
Four Parkway North Building	Deerfield, IL	100.0%	171,524	41,144,691	5.9%	5,122,883	$29.87
2275 Cabot Drive Building	Lisle, IL	100.0%	94,375	17,993,058	2.6%	2,409,961	$25.54
4650 Lakehurst Court Building	Columbus, OH	100.0%	164,639	24,727,760	3.5%	3,235,020	$19.65
64 & 66 Perimeter Center Buildings	Atlanta, GA	97.6%	583,690	95,297,762	13.7%	12,267,891	$21.02
Total Portfolio		99.5%	2,623,527	$577,643,665	82.7%	$69,555,759

(1)
Purchase price is presented net of adjustments and exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on estimates of their fair values.

(2)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012, multiplied by 12 months. The amount reflects total rent before rent abatements.

Property Statistics
The following table shows the tenant diversification of our office properties as of December 31, 2012.

Tenant	2012 Annualized Base Rent (1)	Percentage of 2012 Annualized Base Rent
State Farm Mutual Auto Insurance Co.	$10,262,309	15%
Time Warner Cable	9,072,894	13%
GE Oil & Gas, Inc.	6,781,028	10%
Science Applications International Corporation	6,086,446	9%
T-Mobile West	5,668,181	8%
Jackson National Life Insurance Co.	4,698,646	7%
Qwest Communications Company, LLC	3,235,020	5%
Cameron International	3,023,182	4%
Humana Medical Plan, Inc.	2,951,292	4%
CF Industries	2,599,282	4%
JP Morgan Chase Bank	2,461,531	3%
McCain Foods USA, Inc.	2,409,961	3%
Lundbeck	2,112,549	3%
Other(2)	8,193,438	12%
	$69,555,759	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012, multiplied by 12 months. The amount reflects total rent before rent abatements.

(2)	No more than 3% is attributable to any individual tenant.
The following table shows the tenant industry diversification of our office properties as of December 31, 2012.

Industry	2012 Annualized Base Rent (1)	Rentable Square Feet	Percentage of 2012 Annualized Base Rent
Communication	$17,976,095	688,310	26%
Insurance Carriers	17,912,247	780,970	26%
Business Services	7,700,093	255,009	11%
Electronic And Other Electric Equipment	6,781,028	184,082	10%
Chemicals And Allied Products	4,922,503	164,839	7%
Industrial Machinery And Equipment	3,023,182	104,967	4%
Depository Institutions	2,722,973	126,730	4%
Food And Kindred Products	2,409,961	94,375	3%
Other(2)	6,107,677	210,111	9%
Vacant	—	14,134	—%
	$69,555,759	2,623,527	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012, multiplied by 12 months. The amount reflects total rent before rent abatements.

(2)	No more than 3% is attributable to any individual industry.

The following table shows lease expirations of our office properties as of December 31, 2012, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2012 Annualized Base Rent(1)	Rentable Square Feet Expiring	Percentage of 2012 Annualized Base Rent
Vacant	$—	14,134	—%
2013	201,103	5,849	0%
2014	248,409	11,872	0%
2015	2,178,782	67,855	3%
2016	459,066	15,316	1%
2017	16,448,283	649,151	24%
2018	5,185,226	180,819	7%
2019	21,598,807	644,926	31%
2020	2,568,701	127,668	4%
2021	3,592,770	126,506	5%
2022	6,268,936	259,503	9%
Thereafter	10,805,676	519,928	16%
	$69,555,759	2,623,527	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012, multiplied by 12 months. The amount reflects total rent before rent abatements.

The following table shows the geographic diversification by metropolitan statistical area ("MSA") of our office properties as of December 31, 2012.

MSA	2012 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2012 Annualized Base Rent
Houston	$12,944,037	386,335	19%
Atlanta	12,267,891	583,690	18%
Chicago	9,498,928	336,952	13%
Northern Virginia	9,096,813	268,240	13%
Dallas	8,735,886	403,809	12%
Baltimore	6,127,246	200,593	9%
Denver	4,698,646	182,875	7%
Columbus	3,235,020	164,639	5%
Fort Lauderdale	2,951,292	96,394	4%
	$69,555,759	2,623,527	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012, multiplied by 12 months. The amount reflects total rent before rent abatements.

Other Property-Specific Information

Certain of our properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2012.

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
Market Information
As of February 28, 2013, we had approximately 18.6 million shares of common stock outstanding held of record by a total of approximately 10,321 stockholders. The number of stockholders is based on the records of DST Systems Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.
To facilitate the participation of FINRA members in our ongoing public offering of our common stock, we disclose in each annual report distributed to stockholders the Advisor's per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, the Advisor prepares annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of IRAs in the preparation of their reports relating to an investment in our shares. For these purposes, our Advisor's estimated value of a share of our common stock is $25.00 per share as of December 31, 2012. The basis for this valuation is the fact that the current public offering price for our shares is $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). This estimated value is likely to be higher than the price at which you could resell your shares because (1) the Initial Offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares, as well as the transaction fees that are incurred in connection with the acquisition and disposition of real estate properties. There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.
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
Quarterly distributions paid to the stockholders during 2012 and 2011 were as follows:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$3,629,276	$4,572,182	$5,500,052	$6,153,151	$19,854,661

Per-Share Investment Income(1)	$0.121	$0.121	$0.122	$0.122	$0.486
Per-Share Return of Capital(2)	$0.253	$0.253	$0.256	$0.256	$1.018
Total Per-Share Distribution	$0.374	$0.374	$0.378	$0.378	$1.504

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$378,005	$1,070,785	$1,887,209	$2,794,748	$6,130,747

Per-Share Investment Income(1)	$0.074	$0.085	$0.086	$0.086	$0.331
Per-Share Return of Capital(2)	$0.253	$0.289	$0.293	$0.293	$1.128
Total Per-Share Distribution	$0.327	$0.374	$0.379	$0.379	$1.459

(1)	Approximately 32% and 23% of the distributions paid during the years ended December 31, 2012 and 2011, respectively, were taxable to the investor as ordinary income.

(2)	Approximately 68% and 77% of the distributions paid during the years ended December 31, 2012 and 2011, respectively, were characterized as tax-deferred.
Distributions paid in the fourth quarter of 2012 were paid to stockholders of record for the period from September 16, 2012 through December 15, 2012. Our board of directors has declared distributions for stockholders of record from December 16, 2012 through March 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay these distributions in March 2013. Our board of directors also has declared distributions for stockholders of record from March 16, 2013 through June 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in June 2013.

Redemption of Common Stock

We maintain a share redemption program, as amended (the "Amended SRP"), that allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations and penalties. Shares redeemed pursuant to the Amended SRP are accounted for as common stock. The program contains different rules for redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. We refer to redemptions that do not occur within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility as "Ordinary Redemptions." Redemptions sought within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility do not require a one-year holding period.

Effective October 1, 2012, the Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, will be calculated in the same manner. Specifically, until we complete our offering stage, the redemption price per share will be 91% of the price at which we sold the share, or $22.75 per share for a share issued at $25.00. After we complete our offering stage, the redemption price will be 95% of (x) the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose less (y) the aggregate distributions per share of any net sale proceeds from the sale of assets, or other special distributions so designated by our board of directors, distributed to stockholders after the estimated per-share value is determined (the "Valuation Adjustment"). We define the completion of our offering stage to be 18 months after the termination of a public offering of shares by us if no other public offering of shares commenced within such 18-month period. An "offering" referred to in the foregoing sentence shall not include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the redemption of interests in Wells Core OP.

Prior to October 1, 2012, the redemption price for redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility was the amount paid for the shares until completion of the above-mentioned offering stage, at which time the redemption price would have been the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose, less the Valuation Adjustment.

In addition to the one-year holding period for Ordinary Redemptions, redemptions under the Amended SRP are currently subject to the following limits:

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

We will not redeem any share that has been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share are not eligible to participate in the Amended SRP with respect to the shares so transferred.
All of the shares that we redeemed pursuant to our Amended SRP during the quarter ended December 31, 2012 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2012	10,070	$23.54	10,070	(3)
November 2012	4,591	$22.32	4,591	(3)
December 2012	12,353	$22.72	12,353	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2012 were made pursuant to our Amended SRP.

(2)	We announced the commencement of the share redemption plan on June 10, 2010, and it was subsequently amended on November 8, 2011 and August 13, 2012.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the Amended SRP as described above.
During the year ended December 31, 2012, approximately 165,819 shares of common stock were redeemed under the Amended SRP for approximately $4.0 million. As of December 31, 2012, approximately $81,800, or 3,596 shares, of our common stock had been tendered for redemption but had yet to be redeemed, and is included in accounts payable and accrued expenses in the accompanying consolidated balances sheets.
Use of Initial Public Offering Proceeds
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced operations on September 29, 2010. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share, with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. On September 19, 2012, our board of directors determined that it is in our best interest not to conduct a follow-on public offering of shares of our common stock. Therefore, the Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms. We may offer shares under the DRP beyond the termination of the Initial Offering until we have sold all the shares under the plan.
Through December 31, 2012, we had sold approximately 17.7 million shares for gross offering proceeds of approximately $441.6 million, including shares sold through the DRP. As of December 31, 2012, we had incurred selling commissions, dealer-manager fees, and organization and other offering costs in the amounts set forth below. The dealer-manager reallowed all of the selling commissions and a portion of the dealer-manager fees to participating broker/dealers.

Selling commissions, net of discounts	$29,414,957
Dealer-manager fees, net of discounts	10,713,536
Other offering costs	8,831,660
Total fees and costs	$48,960,153
From the commencement of the Initial Offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above and acquisition fees of approximately $8.8 million, were approximately $383.9 million, including net offering proceeds from the DRP of approximately $11.8 million. The net proceeds from the DRP from each calendar year are used to calculate the maximum dollar value of shares redeemable under our Amended SRP. As of December 31, 2012, we have used the net proceeds from our Initial Offering to partially fund approximately $578.3 million in real estate and real-estate-related investments, service acquisition-related debt, fund approximately $13.4 million of acquisition fees and expenses, fund approximately $7.1 million in deferred financing costs, and redeem approximately $4.2 million of our common stock.
Unregistered Issuance of Securities
During 2012, we did not issue any securities that were not registered under the Securities Act.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our 2010 Long-Term Incentive Plan as of December 31, 2012:

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
The following selected financial data for the years ended December 31, 2012, 2011, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof:

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Total assets	$697,817,542	$314,170,975	$35,420,561	$200,000
Total stockholders' equity	$335,842,389	$179,334,927	$16,500,755	$200,000
Outstanding debt	$220,900,000	$120,954,895	$17,275,000	$—
Outstanding long-term debt	$220,900,000	$109,900,000	$11,100,000	$—

	Years ended December 31,
	2012	2011	2010	2009
Total revenues	$48,011,115	$18,519,397	$755,389	$—
Net loss	$(8,484,523)	$(10,071,668)	$(1,543,623)	$—

Net cash provided by (used in) operating activities	$16,042,583	$2,288,530	$(696,120)	$—
Net cash used in investing activities	$(270,814,664)	$(278,043,529)	$(29,426,144)	$—
Net cash provided by financing activities	$266,037,111	$276,012,857	$34,355,272	$—
Distributions paid	$(19,854,661)	$(6,130,747)	$(86,367)	$—
Adjusted funds from operations(1)	$20,066,456	$5,638,038	$(397,273)	$—
Proceeds raised through issuance of our common stock(2)	$215,977,971	$205,282,643	$20,322,428	$200,000
Net debt proceeds(2)	$99,945,105	$103,679,895	$17,275,000	$—
Investments in real estate(2)	$(269,490,488)	$(277,245,814)	$(29,426,144)	$—

Per weighted-average common share data:
Net loss – basic and diluted	$(0.63)	$(2.26)	$(13.48)	$—
Distributions declared	$1.50	$1.46	$0.26	$—

Weighted-average common shares outstanding	13,542,837	4,452,157	114,526	8,000

(1)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations, Modified Funds From Operations and Adjusted Funds From Operations” for the definition and information regarding why we present Adjusted Funds from Operations and for a reconciliation of this non-GAAP financial measure to net loss.

(2)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.
Overview
We operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office properties leased to creditworthy entities located in major metropolitan areas throughout the United States. As of December 31, 2012, we owned 13 real estate properties consisting of approximately 2.6 million square feet. These office properties were approximately 99.5% leased as of December 31, 2012.
We have no paid employees and are externally advised and managed by the Advisor and Wells Management, wholly owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We acquired our first real estate asset in October 2010. We continued receiving investor proceeds under our Initial Offering through December 31, 2012. Thus, the results of our operations for the year ended December 31, 2012 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of real estate assets, interest expense associated with debt financing on the acquisition of real estate assets, and general and administrative expenses that represent a high percentage of total revenues but are decreasing as the enterprise grows. As of December 31, 2012, we have raised gross offering proceeds of approximately $441.6 million through the issuance of common stock in our Initial Offering, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets, including acquisition fees of 2.0% of gross offering proceeds raised under our Initial Offering. On September 19, 2012, our board of directors determined that it is currently in our best interest not to conduct a follow-on public offering of shares of our common stock. Therefore, our Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms.
Our operating strategy entails actively managing our portfolio to generate sufficient cash flow from operations to meet our required obligations and to provide current income through cash distributions to our investors; further diversifying our portfolio while maintaining a moderate leverage profile; considering appropriate actions for future lease expirations resulting in receipt of increased rents over longer terms; and controlling administrative operating expenses as a percentage of revenues. With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenge as continuing to raise sufficient amounts of capital to (i) further diversify our portfolio, especially related to the diversity of lease expiration dates, while maintaining a moderate leverage ratio, and (ii) repay or refinance our outstanding borrowings as they become due. To the extent that significant capital is not raised, we may not be able to repay our outstanding borrowings or achieve sufficient economies of scale and portfolio diversification to guard against general economic, industry-specific, financing, and operational risks.
General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 2.2% in 2012, according to estimates, compared with an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal, state, and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace with fiscal policy presenting the biggest variable in this outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 at a slow pace. Real GDP is projected to remain below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming U.S. lawmakers can agree to a deal, or at least provide a framework by the middle of 2013, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.

Real estate market fundamentals underlying the U.S. office markets improved modestly in the major indicators in 2012. The U.S. office market ended the fourth quarter of 2012 with a vacancy rate of 12.5%, an improvement from a 13.0% vacancy rate at the end of 2011. During the fourth quarter of 2012, demand for office space strengthened despite the uncertainty surrounding the fiscal cliff. Net absorption was 20 million square feet in the fourth quarter, which is the highest level since the third quarter of 2007. However, annual absorption is 20% below the long-term trend. Of 80 metropolitan statistical areas monitored, 66 areas (82%) reported positive absorption in 2012. Of the total net absorption in 2012, two-thirds was in Class A space, which is well above its 35% share of the office stock indicating a "flight to quality" by tenants. Most major markets had year-over-year gains in both net absorption and office jobs indicating a broad level of recovery. Net absorption is expected to average 10 million square feet to 25 million square feet per quarter through 2017. The average quoted rental rates of the total office market experienced a slight increase from $22.95 per square foot in the fourth quarter of 2011 to $23.12 per square foot in the fourth quarter of 2012. Early 2013 economic indicators are suggesting another year of at least modest growth.

Transaction activity for the fourth quarter of 2012 was the highest seen in any quarter since the end of 2007 with a volume of $29.1 billion. Sellers motivated to close deals prior to the rise in applicable tax rates contributed to the increase, but office prices increased over the quarter and capitalization rates declined slightly indicating that buyers were perhaps even more motivated. The year-end increase in closings contributed to a 2012 total volume of $77.6 billion, a 19% increase from 2011. In addition, a shift in momentum from trophy, central business district towers to suburban properties and secondary markets began in 2012. Non-major metropolitan areas saw a volume increase of over 40%, which is more than double the national average. Additionally, cap rates in secondary markets have started to decline with a sharp decrease observed in the fourth quarter of 2012. Overall, average cap rates decreased from 7.6% in October of 2012 to 7.4% in November of 2012.

Despite elevated unemployment and below-average consumer confidence in the overall economy, annual office job growth is projected to range between 1% to 3% through 2017. With this projected job growth, future years should see solid office net absorption rates. With the expected decline in office vacancy rates nationally, rent growth is projected to expand to more markets in 2013 and more significantly in 2014. Office market rents are expected to have more upside than any other property type with a cumulative increase of 30% expected by 2017. Due to low vacancy levels and little to no new product, many of the more supply-constrained metropolitan areas should see the strongest growth by 2017. These metropolitan areas include New York, Boston, Denver, and Orange County, California. Technology-exposed markets should also have strong rent growth due to above-average demand prospects. Examples of these markets include San Jose and San Francisco.

Impact of Economic Conditions on our Portfolio
As of December 31, 2012, our portfolio had a debt-to-real-estate-asset ratio of approximately 38%, which is lower than the average ratio for our industry and sector. We believe that our moderate leverage, coupled with ample borrowing capacity under the Wells Core Unsecured Debt Facility ($48.4 million available as of February 28, 2013), provides considerable financial flexibility, which enables us to respond quickly to unanticipated funding needs and opportunities. A combination of low interest rates and investor demand for stable properties continued to put upward pressure on acquisition pricing for high-quality commercial real estate properties that met our investment objectives in 2012. Continued increases in acquisition pricing could (i) impact our ability to further diversify our portfolio of high-quality commercial real estate properties and (ii) impair our ability to continue to pay distributions at or near current rates. With modest growth forecasted in the U.S. economy, office marketplace fundamentals are expected to improve, and landlord concessions such as reduced rents should abate over time as vacancy rates compress. As of December 31, 2012, our portfolio was 99.5% leased in eight states and nine metropolitan statistical areas. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the adverse effects of another downturn in the economy, weak real estate fundamentals, or disruption in the credit markets. If these conditions return, they would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources
Overview
During the year ended December 31, 2012, we raised proceeds under our Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $188.4 million, substantially all of which was invested in real estate properties, either directly (approximately $24.7 million) or through the repayment of debt (approximately $147.9 million) used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. During the year ended December 31, 2012, we acquired the following properties using a combination of equity and debt proceeds:

				Funded with:
Property Name	Location	Acquisition Date	Purchase Price(1)	Equity Proceeds	Debt Proceeds(2)
South Lake Building	Herndon, VA	3/22/2012	$90,900,000	$3,868,016	$87,031,984
Four Parkway North Building	Deerfield, IL	7/2/2012	41,144,691	1,144,691	40,000,000
2275 Cabot Drive Building	Lisle, IL	9/5/2012	17,993,058	993,058	17,000,000
4650 Lakehurst Court Building	Columbus, OH	12/7/2012	24,727,760	18,727,760	6,000,000
64 & 66 Perimeter Center Buildings	Atlanta, GA	12/28/2012	95,297,762	—	95,297,762
Total			$270,063,271	$24,733,525	$245,329,746

(1)
Purchase price is presented net of adjustments and exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on estimates of their fair values.

(2)
Represents proceeds from the Amended Regions Credit Facility (defined below) or the Wells Core Unsecured Debt Facility (defined below) used to fund the respective property at the time of acquisition. The Amended Regions Credit Facility was replaced by the Wells Core Unsecured Debt Facility on September 26, 2012. The outstanding balance on the Wells Core Unsecured Debt Facility was $196.0 million as of December 31, 2012.

We entered into an unsecured credit facility (the "Wells Core Unsecured Debt Facility") on September 26, 2012, which replaced the credit facility dated as of June 29, 2011 (the "Amended Regions Credit Facility"). Under the Wells Core Unsecured Debt Facility, we may borrow up to a total of $300 million, subject to availability. The Wells Core Unsecured Debt Facility is comprised of a revolving credit facility in an amount up to $200 million (the "Wells Core Revolving Facility") and a term loan facility in an amount up to $100 million (the "Wells Core Term Loan"), which mature on September 26, 2015 and September 26, 2017, respectively. We have the option to extend the Wells Core Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Wells Core Revolving Facility. We may borrow under the Wells Core Unsecured Debt Facility at rates equal to (1) LIBOR , plus the applicable LIBOR margin or (2) the greater of (a) the prime rate announced by Regions Bank ("Regions"), (b) the Federal Funds Effective Rate plus 0.50% or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin. The applicable LIBOR margin under the Wells Core Revolving Facility and Wells Core Term Loan may vary from 1.75% to 2.50% and from 1.65% to 2.40%, respectively, and the applicable base rate margin under the Wells Core Revolving Facility and Wells Core Term Loan may vary from 0.75% to 1.50% and 0.65% to 1.40%, respectively, based on our then current leverage ratio. Beginning September 26, 2013, we will effectively fix the interest rate on $75 million of the Wells Core Term Loan at 0.891%, plus a margin of 1.65% to 2.40%, based on our then current leverage ratio, with an interest rate swap executed contemporaneously with the Wells Core Term Loan. Under the terms of the Wells Core Unsecured Debt Facility, we generally are required to make interest-only payments. We may prepay the Wells Core Unsecured Debt Facility in whole or in part at any time, subject to reimbursement of breakage and redeployment costs incurred in connection with LIBOR borrowings; however, amounts repaid on the Wells Core Term Loan may not be reborrowed.

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
Short-Term Liquidity and Capital Resources
Net cash provided by financing activities for the year ended December 31, 2012 was approximately $266.0 million. During the year ended December 31, 2012, we generated net proceeds from the sale of common stock under the Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and share redemptions, of approximately $188.4 million, the majority of which was used to pay down debt, fund acquisition fees and partially fund the acquisitions of the South Lake Building, the Four Parkway North Building, the 2275 Cabot Drive Building, the 4650 Lakehurst Court Building, and the 64 & 66 Perimeter Center Buildings (collectively, the "2012 Acquisitions"). During the year ended December 31, 2012, we received gross debt proceeds of approximately $373.9 million from the Amended Regions Credit Facility and the Wells Core Unsecured Debt Facility. The debt proceeds received from both the Amended Regions Credit Facility and the Wells Core Unsecured Debt Facility were used to partially fund the 2012 Acquisitions. The debt proceeds received from the Wells Core Unsecured Debt Facility were also used to repay the Amended Regions Credit Facility and a mortgage loan secured by the Royal Ridge V Building in September 2012. We repaid approximately $274.0 million on our debt facilities and notes payable during the year ended December 31, 2012. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering through its expected expiration on June 10, 2013, and to use those proceeds, along with additional borrowings, to invest in additional capital expenditures, including improvements to our existing properties, as well as, potential future real estate investments, either directly or through investments in joint ventures, and to satisfy our near-term debt requirements. If sufficient equity capital is not available, our future investments in office and industrial properties will be lower and/or our debt outstanding will be higher.
During the year ended December 31, 2012, net cash provided by operating activities was approximately $16.0 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, acquisition-related costs, asset and property management fees, and general and administrative costs, such as legal, accounting and other professional fees. During the year ended December 31, 2012, acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering but which under GAAP reduced net cash from operating activities, were approximately $5.8 million. During the year ended December 31, 2012, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $19.9 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the year ended December 31, 2012, net cash used in investing activities was approximately $270.8 million and was primarily related to the 2012 Acquisitions. We expect to utilize the residual cash balance of approximately $16.0 million as of December 31, 2012 to satisfy current liabilities and pay down the outstanding balance of the Wells Core Revolving Facility.
Our board of directors has declared distributions for stockholders of record from December 16, 2012 through March 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay these distributions in March 2013. Our board of directors also has declared distributions for stockholders of record from March 16, 2013 through June 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price); we expect to pay this distribution in June 2013. We intend to utilize operating cash flow to fund these stockholder distributions; however, if necessary, we may also utilize other sources of cash to fund a portion of these distributions as our initial real estate operations stabilize over the short term.

As of December 31, 2012, the Wells Core Unsecured Debt Facility contained, among others, the following restrictive covenants, as defined by the credit agreement:

		Actual Performance
	Covenant Level	December 31, 2012
Fixed-charge coverage ratio	Greater than 1.75x	7.16
Total debt to total asset value ratio	Less than 55%	37%
Secured debt to consolidated tangible assets	Less than 40%	7%
Secured recourse debt to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $264.8 million(1)	$371.3 million
Net dividends paid to funds from operations	Less than 90%(2)	54%

(1)
Effective September 26, 2012, our tangible net worth must be greater than $233.8 million, plus 72.25% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after September 26, 2012.

(2)
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

As of December 31, 2012, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Wells Core Unsecured Debt Facility. We also believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of February 28, 2013, we had access to the borrowing capacity under the Wells Core Unsecured Debt Facility of $48.4 million. The amount available under the Wells Core Unsecured Debt Facility is reduced by $18.7 million for letters of credit related to tenant improvement obligations at the 64 & 66 Perimeter Center Buildings.
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
In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our office and industrial properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Substantially all net proceeds generated from the sale of shares under our distribution reinvestment plan or from debt financing will be available to fund capital expenditures and to pay down outstanding borrowings.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Over the short term, we expect to temporarily draw on the Wells Core Revolving Facility to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to fund suitable acquisition prospects. Additionally, we may place long-term debt on our existing properties and those properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds under our Initial Offering, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. As of December 31, 2012, our debt-to-real-estate-asset ratio was approximately 38%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to enable us to more quickly acquire a diversified portfolio of office and industrial properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our Conflicts Committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.
Contractual Obligations and Commitments
As of December 31, 2012, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$220,900,000	$—	$120,900,000	$100,000,000	$—
Estimated interest on debt obligations(1)	16,882,133	4,428,823	8,306,715	4,146,595	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Tenant allowances	13,666,106	13,666,106	—	—	—
Total	$366,448,239	$18,094,929	$129,206,715	$104,146,595	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate. We elected to accrue interest based on the LIBOR Rate on January 2, 2013 under the Wells Core Unsecured Debt Facility and expect to continue to elect the LIBOR Rate. Therefore, future interest obligations are calculated based on the LIBOR Rate.

(2)
Amounts include principal obligations only. We will incur an additional $98.3 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 6 to the accompanying consolidated financial statements).

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
When evaluating the amount of current and future cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as measured in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. In accordance with Accounting Standards Codification Topic 805 Business Combinations ("ASC 805"), we expense all acquisition-related costs as incurred. Acquisition-related costs include acquisition fees payable to the Advisor (see Note 10 to our accompanying consolidated financial statements); customary third-party costs, such as legal fees and expenses; costs of appraisals; accounting fees and expenses; title insurance premiums; and other closing costs. As provided in the prospectus for the Initial Offering, acquisition-related costs are funded with cash generated from the sale of common stock in the Initial Offering and, therefore, are not funded with cash generated from operations.
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
Our board of directors elected to maintain the previously established stockholder distribution rate in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price) for stockholders of record from December 16, 2011 through and including December 15, 2012. These quarterly distributions were paid in March, June, September and December of 2012.
For the year ended December 31, 2012, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of approximately $19.9 million. During the same period, net cash provided by operating activities was approximately $16.0 million, including approximately $5.8 million of acquisition-related costs paid with proceeds from our Initial Offering, but which under GAAP reduced net cash from operating activities. As a result, the distributions paid to common stockholders for the year ended December 31, 2012, as described above, were funded with approximately $16.0 million (reflecting the impact of ASC 805 as described above) from cash provided by operating activities, and the remaining amount of approximately $3.9 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that acquisition-related costs have reduced net cash flows from operating activities.
Our board of directors has declared distributions for stockholders of record from December 16, 2012 through March 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price); we expect to pay these distributions in March 2013. Our board of directors also has declared distributions for stockholders of record from March 16, 2013 through June 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price); we expect to pay this distribution in June 2013.
Results of Operations
Overview
We commenced active operations on September 29, 2010 and acquired two properties during the year ended December 31, 2010 and six properties during the year ended December 31, 2011. During the year ended December 31, 2012, we acquired five additional properties, bringing our total portfolio to 13 properties as of December 31, 2012. Accordingly, the results of operations presented for the years ended December 31, 2012, 2011, and 2010 are not directly comparable.

Our results of operations are not indicative of those expected in future periods, as we expect that rental revenue, tenant reimbursements, property operating costs, asset and property management fees, depreciation, amortization, and general and administrative expenses will increase in future periods as a result of owning the assets acquired during 2012 for an entire year.
Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
Rental income and tenant reimbursements increased to $38.2 million and $9.8 million, respectively, for the year ended December 31, 2012, from approximately $13.5 million and $5.0 million, respectively, for the year ended December 31,

2011, primarily as a result of the growth in the portfolio during 2012 and owning the properties acquired in 2011 for a full year. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2012 for an entire year.
Property operating costs and asset and property management fees increased to approximately $14.9 million and $4.0 million, respectively, for the year ended December 31, 2012, from approximately $6.6 million and $1.4 million, respectively, for the year ended December 31, 2011, primarily as a result of the growth in the portfolio during 2012 and owning the properties acquired in 2011 for a full year. Property operating costs and management fees represent approximately 39% and 43% of total revenues for the years ended December 31, 2012 and 2011, respectively. Property operating costs and management fees, measured in gross dollars, are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2012 for an entire year.
Depreciation of real estate and amortization of lease costs increased to approximately $12.4 million and $7.7 million, respectively, for the year ended December 31, 2012, from approximately $4.5 million and $2.5 million, respectively, for the year ended December 31, 2011, primarily as a result of the growth in the portfolio during 2012 and owning the properties acquired in 2011 for a full year. Amortization increased at a higher rate than depreciation primarily because the period of amortization for lease assets is the respective lease term, which is generally shorter than the useful life over which buildings and improvements are depreciated. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2012 for an entire year.
General and administrative expenses increased to approximately $4.8 million for the year ended December 31, 2012 from approximately $2.9 million for the year ended December 31, 2011, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and 2012. General and administrative expenses, as a percentage of total revenues, decreased to approximately 10% for the year ended December 31, 2012 from approximately 16% for the year December 31, 2011. We anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to decrease as a percentage of total revenues as compared to historical periods as a result of owning the assets acquired during 2012 for an entire year.
Acquisition fees and expenses decreased to approximately $5.9 million for the year ended December 31, 2012 from approximately $6.8 million for the year ended December 31, 2011, primarily due to a reduction in costs paid to third parties, including transfer taxes, in connection with the closing of five properties acquired in 2012 as compared to six properties acquired in 2011, partially offset by an increase in the amount of equity proceeds raised under our Initial Offering during 2012. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 10 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to decrease as a result of the expected termination of our Initial Offering on June 10, 2013, pursuant to its terms.
Interest expense increased to approximately $6.7 million for the year ended December 31, 2012 from approximately $3.8 million for the year ended December 31, 2011, primarily due to (i) an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011 and 2012, (ii) incurring non-cash interest related to the Amended Regions Credit Facility and the Wells Core Unsecured Debt Facility, and (iii) and the write-off of approximately $408,000 of deferred financing costs related to the extinguishment of debt in connection with the closing of the Wells Core Unsecured Debt Facility in September 2012. We anticipate interest expense will increase in future periods as a result of incurring interest expense on capital lease obligations for a full period. The increase in interest expense related to capital lease obligations will be offset by an increase in interest and other income from related investments in development authority bonds.
Our net loss decreased to approximately $8.5 million for the year ended December 31, 2012 from approximately $10.1 million for the year ended December 31, 2011, primarily due to a decrease in our real estate operating loss of $4.5 million as a result of the growth in the portfolio during 2011 and 2012, offset by an increase in our interest expense of approximately $2.9 million. We sustained a net loss for the year ended December 31, 2012 as a result of incurring a real estate operating loss of approximately $1.7 million and interest expense of approximately $6.7 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $5.9 million, which were funded with proceeds raised from the sale of our common stock under the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2011 and 2012. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.63 for the year ended December 31, 2012 from approximately $2.26 for the year ended December 31, 2011 due to an approximate decrease in net loss of $1.6 million and an approximate increase in weighted-average shares outstanding of 9.1 million shares. During our offering stage, we anticipate that future net income (loss) and net income (loss) per share will vary, primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets or repay our outstanding debt obligations.
Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010
Rental income and tenant reimbursements increased to approximately $13.5 million and $5.0 million, respectively, for the year ended December 31, 2011 from approximately $0.7 million and $0.1 million, respectively, for the year ended December 31, 2010, primarily as a result of the growth in the portfolio during 2011 and owning the properties acquired in 2010 for a full year.
Property operating costs and asset and property management fees increased to approximately $6.6 million and $1.4 million, respectively, for the year ended December 31, 2011 from approximately $0.2 million and $44,123, respectively, for the year ended December 31, 2010, primarily as a result of the growth in the portfolio during 2011 and owning the properties acquired in 2010 for a full year. Property operating costs and management fees represented approximately 43% and 36% of total revenues for the years ended December 31, 2011 and 2010, respectively.
Depreciation of real estate and amortization of lease costs increased to approximately $4.5 million and $2.5 million, respectively, for the year ended December 31, 2011 from approximately $0.3 million and $0.1 million, respectively, for the year ended December 31, 2010, primarily as a result of the growth in the portfolio during 2011 and owning the properties acquired in 2010 for a full year. Amortization increased at a higher rate than depreciation primarily because the period of amortization for lease assets is the respective lease term, which is generally shorter than the useful life over which buildings and improvements are depreciated.
General and administrative expenses increased to approximately $2.9 million for the year ended December 31, 2011 from approximately $0.7 million for the year ended December 31, 2010, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and owning the properties acquired in 2010 for a full year. General and administrative expenses, as a percentage of total revenues, decreased to approximately 16% for the year ended December 31, 2011 from approximately 92% for the year ended December 31, 2010.
Acquisition fees and expenses increased to approximately $6.8 million for the year ended December 31, 2011 from approximately $0.7 million for the year ended December 31, 2010, primarily due to an increase in the amount of equity proceeds raised under our Initial Offering. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 10 of our accompanying consolidated financial statements for additional details.
Interest expense increased to approximately $3.8 million for the year ended December 31, 2011 from approximately $0.3 million for the year ended December 31, 2010, primarily due to an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011.
Our net loss increased to approximately $10.1 million for the year ended December 31, 2011 from approximately $1.5 million for the year ended December 31, 2010, primarily due to an approximately $5.0 million increase in our real estate operating loss and an increase in our interest expense of approximately $3.5 million. We sustained a net loss for the year ended December 31, 2011 as a result of incurring a real estate operating loss of approximately $6.2 million and interest expense of approximately $3.8 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $6.8 million, which were funded with proceeds raised from the sale of our common stock under the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2010 and 2011. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $2.26 for the year ended December 31, 2011 from approximately $13.48 for the year ended December 31, 2010 due to an approximate increase in weighted-average shares outstanding of 4.3 million shares, offset by the increase in our net loss.
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

Reconciliations of our net loss to FFO, MFFO and AFFO for the years ended December 31, 2012, 2011, and 2010 are provided below:

	Years ended December 31,
	2012	2011	2010
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net loss	$(8,484,523)	$(10,071,668)	$(1,543,623)
Adjustments:
Depreciation of real estate assets	12,422,906	4,484,518	252,225
Amortization of lease-related costs	7,695,172	2,480,235	88,795
Total Funds From Operations adjustments	20,118,078	6,964,753	341,020
Funds From Operations	11,633,555	(3,106,915)	(1,202,603)

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	2,159,349	1,019,736	22,000
Straight-line rental income	(3,056,134)	(793,750)	(38,515)
Real estate acquisition-related costs	5,912,302	6,784,605	668,855
Total Modified Funds From Operations adjustments	5,015,517	7,010,591	652,340
Modified Funds From Operations	16,649,072	3,903,676	(550,263)

Noncash interest expense	2,092,435	1,199,324	152,990
Master lease proceeds	1,324,949	535,038	—
Adjusted Funds From Operations	$20,066,456	$5,638,038	$(397,273)
Portfolio Information
As of December 31, 2012, we owned 13 office properties located in eight states. As of December 31, 2012, our office properties were approximately 99.5% leased, with an average lease term remaining of approximately seven years.
As of December 31, 2012, our highest tenant concentrations were as follows:

Tenant	2012 Annualized Base Rent(1)	Percentage of 2012 Annualized Base Rent
State Farm Mutual Auto Insurance Co.	$10,262,309	15%
Time Warner Cable	9,072,894	13%
GE Oil & Gas, Inc.	6,781,028	10%
Science Applications International Corporation	6,086,446	9%
T-Mobile West	5,668,181	8%
	$37,870,858	55%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012, multiplied by 12 months. The amount reflects total rent before rent abatements.

As of December 31, 2012, our highest tenant industry concentrations were as follows:

Industry	2012 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2012 Annualized Base Rent
Communication	$17,976,095	688,310	26%
Insurance Carriers	17,912,247	780,970	26%
Business Services	7,700,093	255,009	11%
Electronic And Other Electric Equipment	6,781,028	184,082	10%
Chemicals And Allied Products	4,922,503	164,839	7%
	$55,291,966	2,073,210	80%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012, multiplied by 12 months. The amount reflects total rent before rent abatements.

As of December 31, 2012, our highest geographic concentrations by MSA were as follows:

MSA	2012 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2012 Annualized Base Rent
Houston	$12,944,037	386,335	19%
Atlanta	12,267,891	583,690	18%
Chicago	9,498,928	336,952	13%
Northern Virginia	9,096,813	268,240	13%
Dallas	8,735,886	403,809	12%
	$52,543,555	1,979,026	75%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012, multiplied by 12 months. The amount reflects total rent before rent abatements.

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
We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements. We record interest and penalties related to uncertain tax positions, if any, as general and administrative expense in the accompanying consolidated statements of operations.
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

As of December 31, 2012 and 2011, we had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,657,411	$27,081,019	$1,798,374
Accumulated Amortization	(3,010,440)	(6,901,920)	(3,176,459)	(147,370)
Net	$11,035,914	$45,755,491	$23,904,560	$1,651,004

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337
For the years ended December 31, 2012, 2011, and 2010 we recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2012	$2,072,402	$5,333,188	$2,317,185	$117,624
2011	$948,181	$1,651,581	$827,149	$29,746
2010	$22,000	$39,074	$49,721	$—

The remaining net intangible lease assets and liabilities as of December 31, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2013	2,334,650	7,518,960	3,489,793	346,243
2014	2,315,385	7,383,644	3,486,073	346,243
2015	2,196,627	7,143,411	3,367,226	343,758
2016	2,149,989	6,708,133	3,249,563	115,146
2017	1,106,016	5,288,517	2,782,250	115,146
Thereafter	933,247	11,712,826	7,529,655	384,468
Total	$11,035,914	$45,755,491	$23,904,560	$1,651,004
Weighted-Average Amortization Period	5 years	7 years	8 years	6 years
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
Related-Party Transactions and Agreements
We have entered into agreements with the Advisor, WIS, and Wells Management whereby we pay certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, selling commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 10 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees, and reimbursements. For the year ended December 31, 2012, the aggregate amount of fees and expense reimbursements incurred by us pursuant to related-party transactions and agreements with the Advisor, WIS, Wells Management, and their affiliates (including fees or changes paid to the Advisor, WIS, Wells Management, and their affiliates by third parties doing business with us) was approximately $35.1 million, of which approximately $17.0 million was re-allowed to participating broker/dealers by WIS.
See Item 1 Assertion of Legal Action Against Related-Parties for information regarding pending litigation against, among others, Piedmont REIT; Leo F. Wells, III, our President and a director; Wells Capital, an affiliate of the Advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction of Piedmont REIT on April 16, 2007.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6, Note 8 and Note 10 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	obligations under capital leases;

•	commitments under existing lease agreements;

•	the Advisory Agreement;

•	the Dealer-Manager Agreement; and

•	the Master Property Management, Leasing, and Construction Agreement.
Subsequent Events
Sale of Shares of Common Stock
From January 1, 2013 to February 28, 2013, we raised approximately $25.4 million through the issuance of approximately 1.0 million shares of our common stock under the Initial Offering. As of February 28, 2013, approximately 181.8 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Declaration of Distributions

On February 28, 2013, our board of directors declared distributions for stockholders of record from March 16, 2013 through June 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share. We expect to pay this distribution in June 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the years ended December 31, 2012, 2011, or 2010.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.
On March 11, 2013, our board of directors appointed Brian M. Davis to serve as our Senior Vice President and Chief Financial Officer. See Part III, Item 10. Directors, Executive Officers, and Corporate Governance for more information about Mr. Davis.

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

Executive Officers and Directors
We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2013.

Name	Position(s)	Age	Year First Became a Director
Leo F. Wells, III	President, Chairman of the Board, and Director	69	2010
Douglas P. Williams	Executive Vice President, Secretary, and Treasurer	62	N/A
Brian M. Davis	Senior Vice President and Chief Financial Officer(1)	43	N/A
Frank M. Bishop	Director	69	2010
Harvey E. Tarpley	Director	72	2010
(1) Brian M. Davis was appointed Senior Vice President and Chief Financial Officer on March 11, 2013.
Effective February 27, 2013, Randall D. Fretz resigned as our Senior Vice President. Mr. Fretz had served as our Senior Vice President since July 2007. Mr. Fretz did not have any disagreements with management on any matters related to our operations, polices or practices.

Leo F. Wells, III, has served as our President since our inception in July 2007 and as the chairman of the board of directors since July 2010. Mr. Wells previously served as one of our directors from July 2007 to June 2010, as well. He has also served as a director of Columbia since July 2003 and as President of Wells Timberland REIT, Inc. ("Wells Timber") since September 2005. Mr. Wells served as President of Columbia from July 2003 to July 2010. Mr. Wells served as a director of Wells Timber since March 2012 and from September 2005 to June 2007. He is also the sole stockholder, sole director, and Treasurer of WREF, which he founded in 1984 and served as WREF's President from 1984 to February 2012. WREF directly or indirectly owns Wells Capital, the Advisor, Wells Management, WIS, Wells & Associates, Inc., Wells Development Corporation, and Wells Asset Management, Inc. He is also the sole director, President, and Treasurer of Wells Management; Wells Capital; Wells Development Corporation, a company organized in 1997 to develop real estate properties; and Wells Asset Management, Inc., a company organized in 1997, which serves as an investment adviser to the Wells Family of Real Estate Funds. Since 1997 to October 2010, Mr. Wells served as the President and a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which sponsored two publicly offered mutual funds. He is the President, Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978. From 1998 to May 2007, Mr. Wells served as President and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public REIT sponsored by WREF until April 16, 2007, when Piedmont REIT acquired entities affiliated with WREF and became a self-advised REIT. From July 2006 to March 2008, Mr. Wells was the President and a director of Institutional REIT, Inc. ("Institutional REIT"), a prior public program sponsored by WREF.
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
In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD's Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking, made in March 2001, not to engage in the conduct described above, thereby failing to observe high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.
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
Douglas P. Williams has served as our Executive Vice President, Secretary, and Treasurer since our inception in July 2007. He also served as one of our directors from July 2007 to June 2010. Mr. Williams was the Executive Vice President, Secretary, and Treasurer of Columbia from 2003 until February 28, 2013, and has served as a director of Columbia since 2003. Mr. Williams has served as the Executive Vice President, Secretary, and Treasurer of Wells Timber since September 2005. Mr. Williams served as a director of Wells Timber from September 2005 to June 2007. He is also a Senior Vice President of the Advisor. Mr. Williams has also served as Vice President of WREF and Vice President and Secretary of Wells Asset Management, Inc. since 1999. Mr. Williams is a Vice President, Chief Financial Officer, and Treasurer of WIS, our dealer-manager. He was a director of WIS from 1999 to 2012. From 2000 to 2007, Mr. Williams served as Executive Vice President, Secretary, and Treasurer and a director of Piedmont REIT. Mr. Williams also served as Executive Vice President, Secretary, Treasurer, and a director of Institutional REIT from 2006 to 2008.
From 1996 until joining WREF in 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber, and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG LLP. Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with FINRA as a Financial and Operations Principal (Series 27 and 63). Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Masters of Business Administration degree from Amos Tuck School of Graduate Business Administration at Dartmouth College.
Brian M. Davis was appointed as our Senior Vice President and Chief Financial Officer on March 11, 2013. Mr. Davis has served as Senior Vice President and Chief Financial Officer of Wells Timberland Management Organization, LLC since March 2009 and as Vice President from October 2007 through March 2009. Since February 2012, Mr. Davis has served as the Chief of Strategic Product Management for WREF with the responsibility for the strategic planning, development and leadership of the corporate finance organization. In addition, Mr. Davis has served as Senior Vice President of Wells Capital since February 2013.
From 2000 until joining WREF in 2007, Mr. Davis was a client manager for the Asset Based Lending Group at Atlanta-based SunTrust Bank, where he was responsible for the origination and structuring of asset-based lending relationships developed from SunTrust's existing client base and prospects. Mr. Davis previously held positions with CoBank, ACB, of Denver, Colorado, as Capital Markets Officer from 1998 to 2000, and with SunTrust as Portfolio Manager for the AgriFoods Specialty Lending Group from 1994 to 1998. Mr. Davis received his Bachelor of Business Administration and Master of Business Administration from Ohio University.
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
Mr. Tarpley was a member of the Council of the American Institute for Certified Public Accountants from 1992 to 1995. From 1991 to 1992, he served as President of the Georgia Society of CPAs ("GSCPA"). Prior to that, Mr. Tarpley served as the Treasurer, Vice President, Director-at-Large, and President-Elect for the GSCPA from 1987 to 1991. From 1980 to 2006, he served on various task forces and committees of the GSCPA, including the following: the Uniform Accountancy Act Task Force; the Task Force on Restructuring the GSCPA; the Accounting Career Awareness committee; the Accounting and Auditing Review committee; the Insurance Advisory committee; the Personnel committee; and the Meritorious Service Award committee. In July 2009, he began his second term as a member of the Meritorious Service Award committee. In June 2009, Mr. Tarpley was awarded the GSCPA's Meritorious Service Award, the highest award given by the GSCPA. Since June 2008, Mr. Tarpley has served as a member of the board of directors of the GSCPA Educational Foundation and served as the President from June 2011 through May 2012. Additionally, from 1992 to 2000, Mr. Tarpley served as a member of the board of directors of the Accountants Professional Liability Insurance Group of Monterey, California, serving as President of that board from 1997 to 2000.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2012.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellscorereit.com.
Audit Committee
Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee's primary function is to assist our board of directors in fulfilling its responsibilities by selecting the independent auditors to audit our financial statements; reviewing with the independent auditors the plans and results of the audit engagement, approving the audit and overseeing our independent auditors; reviewing the financial information to be provided to our stockholders and others; reviewing the independence of the independent public accountants; considering the adequacy of fees; and reviewing the system of internal control over financial reporting which our management has established, and our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. Our audit committee currently consists of Harvey E. Tarpley (Chairman) and Frank M. Bishop. Each of the members of the Audit Committee is “independent” as defined by the New York Stock Exchange (“NYSE”). The board has determined that Mr. Tarpley qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

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

Pursuant to the Advisory Agreement, we reimburse the Advisor for expenses incurred on our behalf, including the salaries of certain of our executive officers allocated to us based on time spent by such executive officers providing services to us. Messrs. Williams and Fretz's efforts on our behalf are only part of their responsibilities as employees of WREF and its affiliates, and consequently their salaries are allocated among several programs for reimbursement purposes. However, we are only required to reimburse the Advisor for organization and offering costs in an amount up to 2.0% of gross offering proceeds under the advisory agreement. When reimbursing the Advisor for organization and offering expenses, subject to the above-described limitation, we first reimburse all costs incurred to third parties to date; once all third-party costs have been reimbursed, we then reimburse the Advisor for personnel expenses, including expenses related to our allocable portion of the salaries of our executive officers incurred to date. Prior to 2012, portions of Messrs. Williams and Fretz' salaries were allocated to us based only on time spent providing services to us for offering-related activities, which are classified as organizational and offering expenses. For the years ended December 31, 2012, 2011 and 2010, no portion of Messrs. Williams and Fretz's salaries related to offering-related activities were reimbursed by us, as we incurred significantly less organization and offering expenses than that incurred by the Advisor during those years. See Note 10 to the accompanying consolidated financial statements for a more information on the amount of organizational and offering expenses incurred by us and the Advisor. For the year ended December 31, 2012, a portion of Mr. Fretz's salary was allocated to us based on time spent providing services for operating-related activities; however, the amount allocated to us was less than $100,000 for Mr. Fretz.
Compensation of Directors
We have provided below certain information regarding compensation paid to or earned by our directors during the 2012 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Leo F. Wells, III(1)	—	—
John C. Alexander(2)	$54,500	$54,500
Frank M. Bishop	$63,000	$63,000
Harvey E. Tarpley	$68,000	$68,000

(1)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

(2)
Effective December 31, 2012, John C. Alexander resigned from our board of directors. Mr. Alexander did not have any disagreements with management on any matters related to our operations, polices or practices.

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
2010 Long-Term Incentive Plan
We have adopted a 2010 Long-Term Incentive Plan, which includes the 2010 Independent Directors Compensation Plan. The incentive plan is intended to attract and retain officers, directors, advisors, and consultants considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The incentive plan authorizes the granting of awards in the following forms:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the Code;

•	stock appreciation rights, or SARs, which give the holder the right to receive the difference between the fair market value per share of common stock on the date of exercise over the SAR grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the Conflicts Committee;

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
The Conflicts Committee will administer the incentive plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. Awards will not be granted under the incentive plan if the grant, vesting, or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by the Conflicts Committee, no award granted under the incentive plan will be transferable except through the laws of descent and distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.
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
Security Ownership of Certain Beneficial Owners
The following table shows, as of February 28, 2013, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Leo F. Wells, III(3)	20,306	*
Douglas P. Williams	221	*
Frank M. Bishop	3,355	*
Harvey E. Tarpley	—	—
All officers and directors as a group(3)	23,882	*
*    Less than 1% of the outstanding common stock.

(1)	Address of each named beneficial owner is c/o Wells Core Office Income REIT, Inc., 6200 The Corners Parkway, Norcross, Georgia 30092-3365.

(2)	None of the shares are pledged as security.

(3)
Includes 8,000 shares of common stock purchased by WREF from us at $25.00 per share. Mr. Wells owns all of the shares of the capital stock of WREF and, therefore, is deemed to be beneficial owner of WREF's 8,000 shares of our stock.

Brian M. Davis was appointed Senior Vice President and Chief Financial Officer on March 11, 2013 and does not own any shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the Advisory Agreement with the Advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2012, as well as any such currently proposed transactions. Set forth below is a description of such transactions and the committee's report on their fairness.
Our Relationship with WREF and the Advisor
Our executive officers, Leo F. Wells, III and Douglas P. Williams are also executive officers of WREF, our sponsor and the manager of our Advisor. Mr. Wells is the sole director of WREF and indirectly owns 100% of its equity. The Advisor provides our day-to-day management. Among the services provided by the Advisor under the terms of the Advisory Agreement are the following:

•	real estate acquisition services;

•	asset management services;

•	real estate disposition services;

•	property management oversight services; and

•	administrative services.
The Advisor is at all times subject to the supervision of our board of directors and has only such authority as we may delegate to it as our agent. The term of our Advisory Agreement runs through June 10, 2013. From January 1, 2012 through the most recent date practicable, which was December 31, 2012, we have compensated the Advisor as set forth below.
We have incurred acquisition fees payable to the Advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incur such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2012 through December 31, 2012, totaled approximately $4.3 million.
Under the terms of the Advisory Agreement, we are obligated to reimburse the Advisor for organization and offering costs, including legal, accounting, printing, personnel expenses, and other accountable offering costs, equal to the lesser of actual costs incurred or 2.0% of the total gross offering proceeds raised. As of December 31, 2012, the Advisor had incurred aggregate organization and offering expenses on our behalf of approximately $18.5 million. As of December 31, 2012, cumulative other offering costs of approximately $8.8 million have been incurred and charged to additional paid-in capital related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised under the Initial Offering. The remaining approximately $9.7 million will be charged to additional paid-in capital and will become payable to the Advisor as additional offering proceeds are raised under the Initial Offering.
For asset management services in 2012, we generally paid monthly asset management fees equal to one-twelfth of 0.75% of the cost of all of our properties and our investments in joint ventures. Asset management fees incurred from January 1, 2012 through December 31, 2012, totaled approximately $3.0 million.

Additionally, we reimburse the Advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We do not, however, reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. Administrative reimbursements from January 1, 2012 through December 31, 2012, totaled approximately $2.8 million.
We pay the Advisor a debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn) originated, obtained, or otherwise assumed by or for us, including mortgage debt, lines of credit, and other term indebtedness, provided that, notwithstanding the annual nature of the fee, in no event will we pay an aggregate amount of more than 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements. Debt financing fees from January 1, 2012 through December 31, 2012, totaled approximately $0.7 million.
The Conflicts Committee considers our relationship with the Advisor during 2012 to be fair. The Conflicts Committee evaluated the performance of the Advisor and the compensation paid to the Advisor in connection with its decision to renew the Advisory Agreement through June 10, 2013. The Conflicts Committee believes that the amounts payable to the Advisor under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the Advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee bases its evaluation of the Advisor on factors such as (a) the amount of the fees paid to the Advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the Advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the Advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the Advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the Advisor for its own account.
Our Relationship with WIS
Mr. Wells indirectly owns 100% of our dealer-manager, WIS. WIS is generally entitled to receive selling commissions of 7% of aggregate gross offering proceeds, except that no selling commissions are paid in connection with the sale of our shares under the DRP. WIS reallows 100% of these selling commissions to broker/dealers participating in the Initial Offering. From January 1, 2012 through December 31, 2012, we incurred selling commissions, net of discounts, of approximately $14.2 million to WIS, of which approximately 100% was reallowed to participating broker/dealers.
WIS also generally earns a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS may reallow to participating broker/dealers up to 1.5% of aggregate gross offering proceeds. There is no dealer-manager fee for shares sold under the DRP. WIS earned dealer-manager fees, net of discounts, from us of approximately $5.2 million from January 1, 2012 through December 31, 2012, of which approximately $2.8 million was reallowed to participating broker/dealers.
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
Our Relationship with Wells Management
On August 11, 2010, our property management, leasing, and construction management agreement with Wells Management was executed. The management agreement was renewed on August 11, 2012 for an additional one-year term. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing, and construction activities of certain of our properties, Wells Management may receive the following fees and reimbursements:

•
property management fees negotiated for each property managed by Wells Management; typically, this fee is equal to a percentage of the gross monthly income collected for that property for the preceding month;

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
The Conflicts Committee believes that these arrangements with Wells Management are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management, leasing, and construction fees incurred from January 1, 2012 through December 31, 2012 were approximately $0.6 million.
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the Audit Committee and our Conflicts Committee are "independent" as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that Frank M. Bishop and Harvey E. Tarpley each satisfies the bright-line criteria and that none of them has a relationship with us that would interfere with such person's ability to exercise independent judgment as a member of the board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2012, Deloitte & Touche LLP served as our independent auditor and Deloitte Tax LLP provided certain domestic and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.
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
All services rendered by Deloitte & Touche LLP and Deloitte Tax LLP for the year ended December 31, 2012, were preapproved in accordance with the policies and procedures described above.
Principal Auditor Fees
The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor, for the years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit fees	$360,000	$297,000
Audit-related fees	—	—
Tax fees	38,525	61,425
All other fees	—	—
Total fees	$398,525	$358,425

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

Wells Core Office Income REIT, Inc.
(Registrant)

Dated:	March 11, 2013	By:	/s/ Leo F. Wells, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Frank M. Bishop	Independent Director
Frank M. Bishop		March 11, 2013

/s/ Harvey E. Tarpley	Independent Director
Harvey E. Tarpley		March 11, 2013

/s/ Leo F. Wells, III	President and Director (Principal Executive Officer)
Leo F. Wells, III		March 11, 2013

/s/ Douglas P. Williams	Executive Vice President, Secretary, and Treasurer (Principal Financial and Accounting Officer)
Douglas P. Williams		March 11, 2013

EXHIBIT INDEX TO
2012 FORM 10-K OF
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
4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the Company's prospectus filed as part of the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed August 10, 2011)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company's Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed June 4, 2010)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company's prospectus filed as part of the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed July 19, 2011)

10.1*
Second Amended and Restated Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC (formerly Wells Real Estate Advisory Services III, LLC) dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed July 19, 2011)

10.2*
Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated June 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (No. 333-163411) filed July 6, 2012)

10.3*
Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated August 7, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 13, 2012)

10.4*
Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated September 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 6, 2012)

10.5*	2010 Long-Term Incentive Plan adopted by the Company on June 7, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 11, 2010)
10.6*
Master Property Management, Leasing and Construction Management Agreement between the Company and Wells Management Company, Inc. dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 9, 2010)

10.7*
Letter Agreement dated August 12, 2011 between Wells Core Office Income REIT, Inc. and Wells Core Office Income Advisory Services, LLC (incorporated by reference to Exhibit 10.27 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed October 11, 2011)

10.8
Agreement of Sale between Brandywine Acquisition Partners LP and Arep South Lake at Dulles Corner LLC dated November 23, 2011 (incorporated by reference to Exhibit 10.33 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-163411) filed April 9, 2012)

10.9
Seventh Amendment to Agreement of Sale by and between Brandywine Acquisition Partners LP and Wells Core – REIT South Lake at Dulles, LLC dated February 8, 2012 (incorporated by reference to Exhibit 10.34 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-163411) filed April 9, 2012)

10.10
Assignment and Assumption of Purchase Agreement by and between Arep South Lake at Dulles Corner, LLC and Wells Core REIT – South Lake at Dulles, LLC dated February 8, 2012 (incorporated by reference to Exhibit 10.35 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-163411) filed April 9, 2012)

10.11
Agreement of Sale between JBC Funds Parkway North LLC and Wells Core REIT - Four Parkway North, LLC dated July 2, 2012 (incorporated by reference to Exhibit 10.36 to the Company's Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (No. 333-163411) filed July 6, 2012)

10.12
Credit Agreement dated September 26, 2012 by and among Wells Core Office Income Operating Partnership, L.P., Regions Bank, U.S. Bank National Association, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Union Bank, N.A., Fifth Third Bank, Regions Capital Markets, and J.P. Morgan Securities, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 6, 2012)

10.13
2002 Master Agreement dated September 26, 2012 by and among Wells Core Office Income Operating Partnership, L.P. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 6, 2012)

10.14+	Purchase and Sale Agreement by and between RB 64 PCE, LLC, RB 66 PCE, LLC and Wells Core REIT - 64 & 66 Perimeter Center, LLC dated December 28, 2012
10.15+	Lease Agreements by and between RB 64 PCE, LLC, RB 66 PCE, LLC and Dunwoody Development Authority dated June 1, 2012
10.16+	Taxable Revenue Bonds by and between RB 64 PCE, LLC, RB 66 PCE, LLC and Dunwoody Development Authority dated June 15, 2012
21.1+	Subsidiaries of the Company
31.1+	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Third Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q filed with the Commission on August 13, 2012)
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

+	Filed herewith.
*	Represents management contract or compensatory plan or arrangement.
**	Furnished with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wells Core Office Income REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Core Office Income REIT, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Core Office Income REIT, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 11, 2013

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$55,733,041	$29,662,900
Buildings and improvements, less accumulated depreciation of $17,103,968 and $4,736,743 as of December 31, 2012 and 2011, respectively	414,793,340	224,467,544
Intangible lease assets, less accumulated amortization of $9,912,360 and $2,660,836 as of December 31, 2012 and 2011, respectively	56,791,405	35,569,852
Construction in progress	23,137	1,643,029
Total real estate assets	527,340,923	291,343,325
Cash and cash equivalents	15,955,896	4,690,866
Tenant receivables, net of allowance for doubtful accounts of $22,890 and $0 as of December 31, 2012 and 2011, respectively	4,184,620	1,793,734
Prepaid expenses and other assets	678,421	814,217
Deferred financing costs, less accumulated amortization of $2,279,275 and $1,299,125 as of December 31, 2012 and 2011, respectively	3,685,305	3,329,017
Intangible lease origination costs, less accumulated amortization of $3,176,459 and $876,870 as of December 31, 2012 and 2011, respectively	23,904,560	10,726,870
Deferred lease costs, less accumulated amortization of $352,176 and $102,806 as of December 31, 2012 and 2011, respectively	7,067,817	1,472,946
Investments in development authority bonds	115,000,000	—
Total assets	$697,817,542	$314,170,975

Liabilities:
Lines of credit	$96,000,000	$85,000,000
Notes payable	124,900,000	35,954,895
Accounts payable and accrued expenses	8,238,360	5,414,420
Accrued capital expenditures and deferred lease costs	5,385,438	1,457,626
Due to affiliates	715,303	684,914
Distributions payable	1,075,114	583,537
Deferred income	3,929,626	2,127,152
Intangible lease liabilities, less accumulated amortization of $147,370 and $29,746 as of December 31, 2012 and 2011, respectively	1,651,004	1,075,337
Obligations under capital leases	115,000,000	—
Total liabilities	356,894,845	132,297,881

Commitments and Contingencies (Note 6)

Redeemable Common Stock	5,080,308	2,538,167

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 17,548,812 and 9,043,589 shares issued and outstanding as of December 31, 2012 and 2011, respectively	175,488	90,436
Additional paid-in capital	388,347,427	200,198,600
Cumulative distributions in excess of earnings	(47,246,703)	(18,415,942)
Redeemable common stock	(5,080,308)	(2,538,167)
Accumulated other comprehensive loss	(353,515)	—
Total stockholders' equity	335,842,389	179,334,927
Total liabilities, redeemable common stock and stockholders' equity	$697,817,542	$314,170,975
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
Revenues:
Rental income	$38,199,442	$13,520,603	$656,991
Tenant reimbursements	9,771,959	4,998,794	98,398
Other property income	39,714	—	—
	48,011,115	18,519,397	755,389
Expenses:
Property operating costs	14,887,050	6,566,757	226,126
Asset and property management fees:
Related-party	3,600,057	1,280,985	28,664
Other	354,890	157,122	15,459
Depreciation	12,422,906	4,484,518	252,225
Amortization	7,695,172	2,480,235	88,795
General and administrative	4,814,146	2,943,673	695,311
Acquisition fees and expenses	5,912,302	6,784,605	668,855
	49,686,523	24,697,895	1,975,435
Real estate operating loss	(1,675,408)	(6,178,498)	(1,220,046)
Other income (expense):
Interest expense	(6,708,077)	(3,804,185)	(319,956)
Other income	73,278	3,289	18
	(6,634,799)	(3,800,896)	(319,938)
Loss before income tax expense	(8,310,207)	(9,979,394)	(1,539,984)
Income tax expense	(174,316)	(92,274)	(3,639)
Net loss	$(8,484,523)	$(10,071,668)	$(1,543,623)

Per-share net loss – basic and diluted	$(0.63)	$(2.26)	$(13.48)
Weighted-average common shares outstanding – basic and diluted	13,542,837	4,452,157	114,526
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2012	2011	2010
Net loss	$(8,484,523)	$(10,071,668)	$(1,543,623)
Other comprehensive loss:
Market value adjustment to interest rate swap	(353,515)	—	—
Comprehensive loss	$(8,838,038)	$(10,071,668)	$(1,543,623)
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2009	8,000	$80	$199,920	$—	$—	$—	$200,000

Issuance of common stock	813,995	8,140	20,339,449	—	—	—	20,347,589
Increase in redeemable common stock	—	—	—	—	(42,703)	—	(42,703)
Distributions to common stockholders ($0.26 per share)	—	—	—	(126,910)	—	—	(126,910)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(1,928,877)	—	—	—	(1,928,877)
Other offering costs	—	—	(404,721)	—	—	—	(404,721)
Net loss	—	—	—	(1,543,623)	—	—	(1,543,623)
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$—	$16,500,755

Issuance of common stock	8,233,021	82,330	205,591,435	—	—	—	205,673,765
Redemption of common stock	(11,427)	(114)	(285,527)	—	—	—	(285,641)
Increase in redeemable common stock	—	—	—	—	(2,495,464)	—	(2,495,464)
Distributions to common stockholders ($1.46 per share)	—	—	—	(6,673,741)	—	—	(6,673,741)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(19,265,055)	—	—	—	(19,265,055)
Other offering costs	—	—	(4,048,024)	—	—	—	(4,048,024)
Net loss	—	—	—	(10,071,668)	—	—	(10,071,668)
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$—	$179,334,927

Issuance of common stock	8,671,042	86,710	216,195,320	—	—	—	216,282,030
Redemption of common stock	(165,819)	(1,658)	(4,012,675)	—	—	—	(4,014,333)
Increase in redeemable common stock	—	—	—	—	(2,542,141)	—	(2,542,141)
Distributions to common stockholders ($1.50 per share)	—	—	—	(20,346,238)	—	—	(20,346,238)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(19,654,903)	—	—	—	(19,654,903)
Other offering costs	—	—	(4,378,915)	—	—	—	(4,378,915)
Net loss	—	—	—	(8,484,523)	—	—	(8,484,523)
Market value adjustment to interest rate swap	—	—	—	—	—	(353,515)	(353,515)
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389

See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(8,484,523)	$(10,071,668)	$(1,543,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Straight-line rental income	(3,056,134)	(793,750)	(38,515)
Depreciation	12,422,906	4,484,518	252,225
Amortization	9,854,521	3,499,971	110,795
Noncash interest expense	2,092,435	1,199,324	152,990
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in other tenant receivables, net	665,248	(941,708)	(19,761)
Decrease (increase) in prepaid expenses and other assets	135,796	(445,070)	(369,147)
Increase in accounts payable and accrued expenses	659,165	3,137,331	389,076
(Decrease) increase in due to affiliates	(49,305)	242,789	219,481
Increase in deferred income	1,802,474	1,976,793	150,359
Net cash provided by (used in) operating activities	16,042,583	2,288,530	(696,120)

Cash Flows from Investing Activities:
Investment in real estate	(269,490,488)	(277,245,814)	(29,426,144)
Deferred lease costs paid	(1,324,176)	(797,715)	—
Net cash used in investing activities	(270,814,664)	(278,043,529)	(29,426,144)

Cash Flows from Financing Activities:
Due to affiliates	—	(293,543)	293,543
Deferred financing costs paid	(2,448,723)	(3,450,543)	(1,230,788)
Proceeds from lines of credit and notes payable	373,931,984	252,250,000	25,625,000
Repayments of lines of credit and notes payable	(273,986,879)	(148,570,105)	(8,350,000)
Issuance of common stock	215,977,971	205,282,643	20,322,428
Redemptions of common stock	(3,932,516)	(285,641)	—
Distributions paid to stockholders	(10,466,302)	(3,249,310)	(42,746)
Distributions paid to stockholders and reinvested in shares of our common stock	(9,388,359)	(2,881,437)	(43,621)
Commissions on stock sales and related dealer-manager fees paid	(19,302,306)	(18,779,979)	(1,832,253)
Other offering costs paid	(4,347,759)	(4,009,228)	(386,291)
Net cash provided by financing activities	266,037,111	276,012,857	34,355,272
Net change in cash and cash equivalents	11,265,030	257,858	4,233,008
Cash and cash equivalents, beginning of period	4,690,866	4,433,008	200,000
Cash and cash equivalents, end of period	$15,955,896	$4,690,866	$4,433,008
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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
As of December 31, 2012, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $441.6 million from the sale of approximately 17.7 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $40.1 million, acquisition fees of $8.8 million, and other offering expenses of approximately $8.8 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $383.9 million, including net offering proceeds from the DRP of approximately $11.8 million. As of December 31, 2012, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 182.8 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Wells Core Office Income REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased or pre-leased to creditworthy companies. Wells Core Office Income REIT may continue to invest in office and industrial properties at all stages of development, from those under construction to those with established operating histories. As of December 31, 2012, Wells Core Office Income REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of December 31, 2012, these office properties were 99.5% leased.

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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for Wells Core Office Income REIT for the period beginning on January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 was effective for Wells Core Office Income REIT for the period beginning January 1, 2012. In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income Topic Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective for Wells Core Office Income REIT for the period beginning on January 1, 2013. The adoption of ASU 2011-05 and ASU 2013-02 have not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.
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
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. Additionally, Wells Core Office Income REIT capitalizes interest while the development of a real estate asset is in progress. There was no interest capitalized during the years ended December 31, 2012 and 2011. All costs incurred in connection with acquiring acquisitions, including acquisition fees payable to the Advisor (see Note 10), and repairs and maintenance costs are expensed as incurred.
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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Wells Core Office Income REIT allocates the purchase price of properties to tangible assets, consisting of land, building, and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells Core Office Income REIT's estimate of their fair values. Wells Core Office Income REIT applies the provisions of the accounting standard for fair value measurements and disclosures to the allocation of the purchase price of acquired properties to assets and liabilities based on Level 3 assumptions.
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

As of December 31, 2012 and 2011, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,657,411	$27,081,019	$1,798,374
Accumulated Amortization	(3,010,440)	(6,901,920)	(3,176,459)	(147,370)
Net	$11,035,914	$45,755,491	$23,904,560	$1,651,004

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,272,836	$25,957,852	$11,603,740	$1,105,083
Accumulated Amortization	(970,181)	(1,690,655)	(876,870)	(29,746)
Net	$11,302,655	$24,267,197	$10,726,870	$1,075,337
For the years ended December 31, 2012, 2011, and 2010 Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2012	$2,072,402	$5,333,188	$2,317,185	$117,624
2011	$948,181	$1,651,581	$827,149	$29,746
2010	$22,000	$39,074	$49,721	$—

The remaining net intangible lease assets and liabilities as of December 31, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2013	2,334,650	7,518,960	3,489,793	346,243
2014	2,315,385	7,383,644	3,486,073	346,243
2015	2,196,627	7,143,411	3,367,226	343,758
2016	2,149,989	6,708,133	3,249,563	115,146
2017	1,106,016	5,288,517	2,782,250	115,146
Thereafter	933,247	11,712,826	7,529,655	384,468
Total	$11,035,914	$45,755,491	$23,904,560	$1,651,004
Weighted-Average Amortization Period	5 years	7 years	8 years	6 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and Wells Core Office Income REIT is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, Wells Core Office Income REIT reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For lease extensions of in-place leases that are executed more than one year prior to the original lease expiration date, the useful life of the intangible lease assets and liabilities will be extended over the new lease term with the exception of those components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
Cash and Cash Equivalents
Wells Core Office Income REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and may consist of investments in money market accounts. There are no restrictions on the use of Wells Core Office Income REIT's cash balances as of December 31, 2012 and 2011.
Tenant Receivables, Net
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
Wells Core Office Income REIT adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses of $22,890 and $0 for the years ended December 31, 2012 and 2011, respectively.

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
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells Core Office Income REIT recognized amortization of deferred financing costs for the years ended December 31, 2012, 2011, and 2010 of approximately $2.1 million, $1.2 million, and $0.2 million respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the leases and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Wells Core Office Income REIT recognized amortization of deferred lease costs of $0.2 million, $0.1 million, and $0 for the years ended December 31, 2012, 2011, and 2010 respectively. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of the 64 & 66 Perimeter Center Buildings, Wells Core Office Income REIT has assumed investments in development authority bonds and corresponding obligations under capital leases of land and buildings totaling $115.0 million. The local development authority issued bonds to a developer to finance the renovation of these buildings, which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Wells Core Office Income REIT upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which Wells Core Office Income REIT believes approximate fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss).

Fair Value of Debt Instruments
Wells Core Office Income REIT applied the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. The fair values of its debt instruments were based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates (see Note 4 for additional information). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Redeemable Common Stock

Under Wells Core Office Income REIT's share redemption program, as amended ("Amended SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's Amended SRP currently requires Wells

Core Office Income REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of December 31, 2012 and 2011, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP during the immediately preceding 12-month period.

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
Common Stock
The par value of Wells Core Office Income REIT's issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds are recorded as additional paid-in capital. See Note 7.
Distributions
In order to qualify to be taxed as a REIT, Wells Core Office Income REIT is required by the Internal Revenue Code of 1986, as amended (the "Code") to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders. Distributions to the stockholders are determined by the board of directors of Wells Core Office Income REIT and are dependent upon a number of factors relating to Wells Core Office Income REIT, including funds available for payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Wells Core Office Income REIT's status as a REIT under the Code.
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
In conjunction with certain acquisitions, Wells Core Office Income REIT has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain non-revenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and tenant reimbursement income. Wells Core Office Income REIT records payments received under master lease agreements as a reduction of the basis of the underlying property at the time of acquisition rather than rental and tenant reimbursement income. Wells Core Office Income REIT received proceeds from master leases of $1.3 million, $0.5 million, and $0 during the years ended December 31, 2012, 2011, and 2010, respectively.
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
The following tables provide additional information related to Wells Core Office Income REIT's interest rate swaps as of December 31, 2012 and 2011:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap	Accounts payable and accrued expenses	$(353,515)	$—
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
Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share equals basic earnings (loss) per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. No shares have been granted or are outstanding under the 2010 Long-Term Incentive Plan (see Note 7); therefore, the 2010 Long-Term Incentive Plan does not currently impact diluted earnings (loss) per share. Therefore, basic earnings (loss) per share equals diluted earnings (loss) per share for each of the periods presented.
Income Taxes
Wells Core Office Income REIT has elected to be taxed as a REIT under the Code and has operated as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, Wells Core Office Income REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells Core Office Income REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Wells Core Office Income REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal and state income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants Wells Core Office Income REIT relief under certain statutory provisions.
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
3.     Real Estate Acquisitions
During the years ended December 31, 2012 and 2011, Wells Core Office Income REIT acquired the following properties:

					Intangibles
Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination Costs	Intangible Lease Liabilities	Total Purchase Price(1)	Lease Details
2012
South Lake Building	Herndon, VA	3/22/2012	$9,008,108	$68,789,189	$8,701,014	$4,401,689	$—	$90,900,000	(2)
Four Parkway North Building	Deerfield, IL	7/2/2012	3,740,427	29,822,319	6,368,834	1,213,111	—	41,144,691	(3)
2275 Cabot Drive Building	Lisle, IL	9/5/2012	2,211,437	13,168,104	1,809,358	804,159	—	17,993,058	(4)
4650 Lakehurst Court Building	Columbus, OH	12/7/2012	2,493,556	17,247,093	3,636,435	1,350,676	—	24,727,760	(5)
64 & 66 Perimeter Center Buildings	Atlanta, GA	12/28/2012	8,616,613	71,537,699	8,111,502	7,725,239	(693,291)	95,297,762	(6)
2011
Westway I Building	Houston, TX	1/27/2011	2,300,000	24,645,922	3,106,918	947,160	—	31,000,000	(7)
Duke Bridges I & II Buildings	Frisco, TX	5/12/2011	7,143,737	31,895,277	7,962,752	1,998,234	—	49,000,000	(8)
Miramar Centre II Building	Miramar, FL	5/27/2011	3,204,401	14,719,570	2,230,262	767,403	—	20,921,636	(9)
7601 Technology Way Building	Denver, CO	6/27/2011	5,932,955	29,327,213	5,143,258	1,096,574	—	41,500,000	(10)
Westway II Building	Houston, TX	9/28/2011	2,511,552	58,760,267	7,936,504	2,210,166	(1,105,083)	70,313,406	(11)
Franklin Center Building	Columbia, MD	12/28/2011	6,091,847	46,216,808	9,645,423	3,045,922	—	65,000,000	(12)
Total			$53,254,633	$406,129,461	$64,652,260	$25,560,333	$(1,798,374)	$547,798,313

(1)
Purchase price is presented net of adjustments and exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on estimates of their fair values.

(2)	A ten-story office building containing approximately 268,200 rentable square feet that is 100% leased to two tenants with a weighted-average remaining lease term of seven years.

(3)	A five-story office building containing approximately 171,500 rentable square feet that is 100% leased to four tenants with a weighted-average remaining lease term of six years.

(4)	A three-story office building containing approximately 94,400 rentable square feet that is 100% leased to McCain Foods USA, Inc. with a lease expiration in May 2021.

(5)	A four-story office building containing approximately 164,600 rentable square feet that is 100% leased to Qwest Communications Company, LLC with a lease expiration in May 2022.

(6)	A 15-story and an eight-story office building containing approximately 583,700 rentable square feet that are 97.6% leased to eight tenants with a weighted-average remaining lease term of 10 years.

(7)	A three-story office building containing approximately 144,000 rentable square feet that is 100% leased to three tenants with a weighted-average remaining lease term of four years.

(8)	Two three-story office buildings containing approximately 284,200 rentable square feet that are 100% leased to two tenants with a weighted-average remaining lease term of four years.

(9)	A four-story office building containing approximately 96,400 rentable square feet that is 100% leased to Humana Medical Plan, Inc. with a lease expiration in December 2017.

(10)	A six-story office building containing approximately 182,900 rentable square feet that is 100% leased to Jackson National Life Insurance Company with a lease expiration in March 2017.

(11)	A ten-story office building containing approximately 242,400 rentable square feet that is 100% leased to four tenants with a weighted-average remaining lease term of seven years.

(12)	A seven-story office building containing approximately 200,600 rentable square feet that is 100% leased to two tenants with a weighted-average remaining lease term of seven years.

For the periods from the respective dates of acquisition through December 31, 2012, Wells Core Office Income REIT recognized the following amounts related to the properties acquired in 2012:

Property Name	Acquisition Dates	Revenues	Net Income (Loss)	Acquisition- related Expenses(1)
South Lake Building	3/22/2012	$7,579,458	$1,161,453	$758,327
Four Parkway North Building	7/2/2012	2,514,911	96,892	228,303
2275 Cabot Drive Building	9/5/2012	843,834	112,975	62,639
4650 Lakehurst Court Building	12/7/2012	255,947	(34,152)	112,103
64 & 66 Perimeter Center Buildings	12/28/2012	99,591	(199,593)	223,441
Total		$11,293,741	$1,137,575	$1,384,813

(1)	Acquisition-related expenses are recorded as acquisition fees and expenses in the accompanying consolidated statement of operations.
Pro Forma Financial Information for Real Estate Acquisitions (Unaudited)
The following unaudited pro forma information presented for the years ended December 31, 2012, 2011, and 2010 have been presented for Wells Core Office Income REIT to give effect to the acquisitions through December 31, 2012, including the Royal Ridge V Building and the 333 East Lake Street Building (the "2010 Acquisitions"), the Westway I Building, the Duke Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, the Westway II Building, and the Franklin Center Building (the "2011 Acquisitions"), and the South Lake Building, the Four Parkway North Building, the 2275 Cabot Drive Building, the 4650 Lakehurst Court Building, and the 64 & 66 Perimeter Center Buildings (the "2012 Acquisitions") as if the acquisitions occurred on September 29, 2010 (the date Wells Core Office Income REIT commenced active operations). This unaudited pro forma financial information assumes the current lease agreements that were in place at the time of acquisition were in place for all periods presented. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on September 29, 2010.

	Years ended December 31,
	2012	2011	2010
Revenues	$66,957,740	$66,684,286	17,192,481
Net loss	$(7,100,115)	$(8,733,557)	(1,125,686)
Per-share net loss – basic and diluted	$(0.40)	$(0.50)	(0.06)
Weighted-average common shares outstanding – basic and diluted	17,548,812	17,548,812	17,548,812

The following unaudited pro forma statements of operations presented for the years ended December 31, 2011 and 2010 have been presented for Wells Core Office Income REIT to give effect to the 2010 Acquisitions and the 2011 Acquisitions as if the acquisitions occurred on September 29, 2010. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on September 29, 2010.

	Years ended December 31,
	2011	2010
Revenues	$35,170,956	$8,997,815
Net loss	$(9,471,522)	$(1,302,006)
Per-share net loss – basic and diluted	$(1.05)	$(0.14)
Weighted-average common shares outstanding – basic and diluted	$9,043,589	$9,043,589

4.     Lines of Credit and Notes Payable
As of December 31, 2012 and 2011, Wells Core Office Income REIT had the following indebtedness outstanding:

				Outstanding Balance as of
	Rate as of	Amortizing Debt		December 31, 2012	December 31, 2011
Facility	December 31, 2012	or Interest Only	Maturity
Wells Core Revolving Facility	4.00%(1)	Interest Only	9/26/2015	$96,000,000	$—
Wells Core Term Loan	1.87%(2)	Interest Only	9/26/2017	100,000,000	—
Technology Way Loan	2.21%(3)	Interest Only	6/27/2014	24,900,000	24,900,000
Amended Regions Credit Facility	(4)	Interest Only	11/19/2013	—	85,000,000
Royal Ridge V Loan	(5)	Amortizing Debt	11/1/2012	—	11,054,895
Total indebtedness				$220,900,000	$120,954,895

(1)
The Wells Core Revolving Facility bears interest at a rate based on, at the option of Wells Core Office Income REIT, (1) LIBOR plus a margin that varies from 1.75% to 2.50% based on our then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 0.75% to 1.50% based on the then current leverage ratio.

(2)
The Wells Core Term Loan bears interest at a rate based on, at the option of Wells Core Office Income REIT, (1) LIBOR plus a margin that varies from 1.65% to 2.40% based on our then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 0.65% to 1.40% based on the then current leverage ratio.

(3)	The Technology Way Loan bears interest based on, at the option of Wells Core Income Office REIT, LIBOR plus 2.00% or an alternate base rate, plus 1.00%.

(4)	The Amended Regions Credit Facility was repaid in full on September 26, 2012 in connection with the closing of the Wells Core Unsecured Debt Facility.

(5)	The Royal Ridge V Loan was repaid in full on September 26, 2012 in connection with the closing of the Wells Core Unsecured Debt Facility.
Wells Core Office Income REIT also had standby letters of credit outstanding of $18.7 million and $0.0 million at December 31, 2012 and 2011, respectively, which reduce the availability of funds under the Wells Core Revolving Facility. The outstanding letters of credit are for the benefit of State Farm Mutual Auto Insurance, Co. related to tenant improvement obligations under its lease at the 64 & 66 Perimeter Center Buildings. None of the letters of credit are recorded as a liability on the consolidated balance sheets, and they will be released upon completion of the tenant improvements.
Wells Core Unsecured Debt Facility
Wells Core Office Income REIT, through Wells Core OP, entered into an unsecured credit facility (the "Wells Core Unsecured Debt Facility") on September 26, 2012 with a syndicate of banks led by Regions Bank ("Regions"), U.S.

Bank National Association ("U.S. Bank"), and JPMorgan Chase Bank, N.A. ("JPMorgan"). The Wells Core Unsecured Debt Facility replaced the credit facility, dated as of June 29, 2011 (the "Amended Regions Credit Facility"), by and between Wells Core OP, Regions and U.S. Bank and repaid the outstanding balance on the mortgage loan with Jackson National Life Insurance Company (the "Royal Ridge V Loan").
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

•
Effective December 31, 2012, Wells Core Office Income REIT's total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (1) 90% of funds from operations, as defined in the Wells Core Unsecured Debt Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (2) the minimum amount required to continue to qualify as a REIT.

As of December 31, 2012, Wells Core Office Income REIT believes it was in compliance with all restrictive covenants of its outstanding debt obligations.

Technology Way Loan
On June 27, 2011, Wells Core Office Income REIT entered into a mortgage loan agreement with PNC Bank, N.A. ("PNC") to borrow $24.9 million (the "Technology Way Loan"). The amount advanced under the Technology Way Loan was used to fund a portion of the acquisition and acquisition-related costs of the 7601 Technology Way Building. The Technology Way Loan matures on June 27, 2014, with two extension options of 12 months each upon payment of an extension fee equal to 0.15% of the outstanding principal loan balance. The Technology Way Loan provides for interest to be incurred based on, at our option, LIBOR for one-, two-, three-, or six-month periods, plus 2.00%, or at an alternate base rate, plus 1.00%. The alternative base rate for any day is the greatest of (1) the rate of interest publicly announced by PNC as its prime rate in effect at its principal office for such day; (2) the federal funds rate for such day plus 0.75%; or (3) the one-month LIBOR Rate for such day plus 1.00%. The Technology Way Loan is secured by a first mortgage lien on the assets of the 7601 Technology Way Building including the land, fixtures, improvements, leases, rents, and reserves. The initial term of the Technology Way Loan requires monthly interest-only payments with the entire balance due at maturity, assuming no prior principal prepayment. Wells Core Office Income REIT may prepay, in whole or in part, the amounts outstanding under the Technology Way Loan at any time without penalty.
Fair Value of Outstanding Debt
The estimated fair value of Wells Core Office Income REIT's total indebtedness as of December 31, 2012 and 2011 was approximately $226.6 million and $123.5 million, respectively. Wells Core Office Income REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of December 31, 2012, 2011, and 2010, the weighted-average interest rates on Wells Core Office Income REIT's lines of credit and notes payable were approximately 2.83%, 3.99%, and 4.09% respectively. Wells Core Office Income REIT made the following interest payments on its borrowings:

	Years ended December 31,
	2012	2011	2010
Lines of credit	$3,308,042	$1,478,172	$54,533
Wells Core Term Loan	477,028	—	—
Mortgage notes payable	923,515	684,757	67,411
	$4,708,585	$2,162,929	$121,944

No interest was capitalized during the years ended December 31, 2012 and 2011.

Debt Maturities
The following table summarizes the aggregate maturities of Wells Core REIT's Office Income indebtedness as of December 31, 2012:

2013	$—
2014	24,900,000
2015	96,000,000
2016	—
2017	100,000,000
Total	$220,900,000
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

During the years ended December 31, 2012, 2011, and 2010 Wells Core Office Income REIT recorded the following amounts related to the Interest Rate Swap:

	Years ended December 31,
	2012	2011	2010
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$(353,515)	$—	—

During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and no amounts were paid or received on the interest rate swap. There were no derivative instruments that did not qualify for hedge accounting treatment during the periods presented.

6.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of December 31, 2012:

2013	$6,900,000
2014	6,900,000
2015	6,900,000
2016	6,900,000
2017	6,900,000
Thereafter	178,825,000
213,325,000
Amounts representing interest	(98,325,000)
Total	$115,000,000

Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2012(1)
64 & 66 Perimeter Center Buildings	State Farm Mutual Automobile Insurance Company	$7,956,754
4650 Lakehurst Court Building	Qwest Communications Company, LLC	$458,631
(1) Represents tenant allowance obligations required by certain lease agreements that are not accrued as of December 31, 2012.

Declaration of Distributions

Wells Core Office Income REIT's board of directors has declared distributions for stockholders of record from December 16, 2012 through March 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price). Wells Core Office Income REIT expects to pay these distributions in March 2013.
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
As of December 31, 2012, Wells Core Office Income REIT has issued 17.7 million shares of common stock, including 8,000 shares of common stock to WREF.
2010 Long-Term Incentive Plan
Wells Core Office Income REIT adopted a long-term incentive plan on June 7, 2010, which includes an independent director compensation plan to provide for the grant of awards to its employees (in the event it ever has employees); employees of the Advisor or its affiliates; employees of entities that provide services to Wells Core Office Income REIT; Wells Core Office Income REIT's independent directors, officers, or directors of the Advisor or its affiliates; certain of the Wells Core Office Income REIT's consultants; and certain consultants to the Advisor or its affiliates (the "2010 Long-Term Incentive Plan"). Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, performance awards, deferred stock units, dividend equivalents, and other stock-based awards. Wells Core Office Income REIT will account for such stock plan in accordance with GAAP, which requires the fair value of the stock option to be recognized as compensation expense over the vesting period. The total number of shares of common stock reserved for issuance under the 2010 Long-Term Incentive Plan is 500,000 shares. During the term of the Initial Offering, Wells Core Office Income REIT intends to limit the type of incentive awards granted under the 2010 Long-Term Incentive Plan to restricted shares of stock issued to its independent directors. As of December 31, 2012, no shares of common stock have been issued under the 2010 Long-Term Incentive Plan.
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
Share Redemption Program
The board of directors of Wells Core Office Income REIT has adopted a share redemption program, or the Amended SRP, which was amended and restated on August 13, 2012, effective October 1, 2012. The program allows stockholders who hold their shares for more than one year to sell their shares back to Wells Core Office Income REIT, subject to certain limitations and penalties. Shares redeemed pursuant to the Amended SRP are accounted for as common stock. The program contains different rules for redemptions sought within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. Wells Core Office Income REIT refers to redemptions that do not occur within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility as "Ordinary Redemptions." Redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility do not require a one-year holding period.
Effective October 1, 2012, the Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, will be calculated in the same manner. Specifically, until Wells Core Office Income REIT completes its offering stage, the redemption price per share will be 91% of the price at which Wells Core Office Income REIT sold the share, or $22.75 per share for a share issued at $25.00. After Wells Core Office Income REIT completes its offering stage, the redemption price will be 95% of the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose, less the Valuation Adjustment. Wells Core Office Income REIT defines the completion of its offering stage to be 18 months after the termination of a public offering of shares by Wells Core Office Income REIT if no other public offering of shares commenced within such 18-month period. An "offering" referred to in the foregoing sentence shall not include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the redemption of interests in Wells Core OP.

Prior to October 1, 2012, the redemption price for redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility was the amount paid for the shares until completion of the above-mentioned offering stage, at which time the redemption price would have been the estimated per-share value, as determined by the Advisor or another firm chosen for that purpose, less the Valuation Adjustment.

In addition to the one-year holding period for Ordinary Redemptions, redemptions under the Amended SRP are currently subject to the following limits:

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

Wells Core Office Income REIT will not redeem any share that has been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share are not eligible to participate in the Amended SRP with respect to the shares so transferred. The board of directors may amend, suspend or terminate the Amended SRP upon 30 days' written notice and without stockholder approval.
As of December 31, 2012 and 2011, approximately $4.3 million, or 177,246 shares, and $0.3 million, or 11,427 shares, respectively, of Wells Core Office Income REIT's common stock had been redeemed. As of December 31, 2012, approximately $81,800, or 3,596 shares, of Wells Core Office Income REIT's common stock was tendered for redemption and had yet to be redeemed, and is included in accounts payable and accrued expenses in the accompanying consolidated balances sheets. As of December 31, 2011, all eligible shares tendered for redemption were redeemed.

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
For the year ended December 31, 2012, Time Warner Cable, Science Applications International Corporation, T-Mobile West Corporation, Jackson National Life Insurance Company, and GE Oil & Gas, Inc. comprised approximately 18%, 15%, 13%, 12%, and 11%, respectively, of Wells Core Office Income REIT's base rental income. T-Mobile West Corporation, Jackson National Life Insurance Company, JPMorgan Chase Bank, N.A., and NATCO Group, Inc. comprised approximately 23%, 16%, 16%, and 12%, respectively, of Wells Core Office Income REIT's base rental income as of December 31, 2011.
The future minimum rental income from Wells Core Office Income REIT's investments in real estate assets under noncancelable operating leases as of December 31, 2012, is as follows:

2013	$47,083,198
2014	51,773,688
2015	52,439,824
2016	51,766,342
2017	43,345,700
Thereafter	114,404,631
Total	$360,813,383

As of December 31, 2012, State Farm Mutual Auto Insurance Co., Time Warner Cable, and Science Applications International Corporation comprise approximately 19%, 17%, and 11%, respectively, of the future minimum rental income from Wells Core Office Income REIT's investments in real estate assets under noncancelable operating leases.

9.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2012, 2011, and 2010 respectively:

	Years ended December 31,
	2012	2011	2010
Other liabilities assumed upon acquisition of properties	$1,729,443	$1,570,212	$419,208
Commissions on stock sales and related dealer-manager fees due to affiliate	$213,955	$165,417	$71,463
Other offering costs due to affiliate	$88,382	$57,226	$18,430
Assumption of investments in development authority bonds	$(115,000,000)	$—	$—
Assumption of obligations under capital leases	$115,000,000	$—	$—
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(353,515)	$—	$—
Accrued capital expenditures and deferred lease costs	$5,321,239	$1,356,220	$—
Distributions payable	$1,075,114	$583,537	$40,543
Discounts applied to issuance of common stock under primary offering	$304,059	$391,122	$25,161
Discounts applied to issuance of common stock under DRP	$494,119	$151,663	$2,293
Increase in redeemable common stock	$2,542,141	$2,495,464	$42,703
Accrued redemptions of common stock	$81,817	$—	$—

10.     Related-Party Transactions
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

Effective August 7, 2012, the Advisory Agreement was renewed through November 6, 2012 upon terms identical to those in effect through August 6, 2012. On September 19, 2012, the Advisory Agreement was renewed through June 10, 2013. The terms of the agreement, other than the change in the expiration date of the agreement from November 6, 2012 to June 10, 2013, are identical to those of the Advisory Agreement in effect through November 6, 2012. The Advisory Agreement may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other party. Under the terms of the Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith.
Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of its common stock to the public. As of December 31, 2012, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $18.5 million. As of December 31, 2012, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $8.8 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $9.7 million will be charged to additional paid-in capital and will become payable to the Advisor to the extent Wells Core Office Income REIT raises sufficient additional offering proceeds under the Initial Offering.
Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses means all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended December 31, 2012, Wells Core Office Income REIT's total operating expenses did not exceed the above-referenced limitations.
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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the years ended December 31, 2012, 2011, and 2010:

	Years ended December 31,
	2012	2011	2010
Commissions, net of discounts(1)(2)	$14,190,868	$13,827,782	$1,396,307
Dealer-manager fees, net of discounts(1)	5,159,976	5,046,151	507,409
Other offering costs(1)	4,378,915	4,048,024	404,721
Acquisition fees	4,319,559	4,105,653	406,448
Asset management fees	3,009,126	1,037,218	28,664
Administrative reimbursements	2,780,010	1,312,154	184,748
Debt financing fee	666,450	417,100	15,367
Property management fees	590,931	243,767	—
Related-party interest expense(3)	—	5,862	27,946
Total	$35,095,835	$30,043,711	$2,971,610

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the years ended December 31, 2012, 2011, and 2010.

(3)
Related-party interest expense was payable to WREF on amounts previously outstanding under a $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and repaid in full on February 15, 2011.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the years ended December 31, 2012, 2011, and 2010.
Due to Affiliates
The detail of amounts due to affiliates is provided below as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Administrative reimbursements	$266,047	$154,429
Property management fees	58,537	42,248
Asset management fees	—	152,563
Debt financing fee	—	56,000
Other offering costs	88,382	57,226
Acquisition fees	88,382	57,031
Commissions and dealer-manager fees	213,955	165,417
Total	$715,303	$684,914
Conflicts of Interest
As of December 31, 2012, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

One of the members of Wells Core Office Income REIT's board of directors also serves on the board of Wells Timberland REIT, Inc., a REIT currently sponsored by WREF, and Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc., a REIT previously sponsored by WREF, and, accordingly, may encounter certain conflicts of interest regarding investment and operational decisions.
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
The Advisor, Wells Capital, Wells Management, and WIS are owned and controlled by WREF. Historically, the operations of Wells Capital, WIS, Wells Management, the Advisor, and their affiliates represent substantially all of the business of WREF. Accordingly, Wells Core Office Income REIT focuses on the financial condition of WREF when assessing the financial condition of the Advisor, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells Core Office Income REIT might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2012, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells Core Office Income REIT, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under a consulting agreement with Columbia. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

11.	Income Taxes
Wells Core Office Income REIT's income tax basis net income for the years ended December 31, 2012, 2011, and 2010 follows:

	2012	2011	2010
GAAP basis financial statement net loss	$(8,484,523)	$(10,071,668)	$(1,543,623)
Decrease (increase) in net loss resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	1,169,740	1,030,955	124,842
Rental income accrued for income tax purposes greater than (less than) amounts for financial reporting purposes	(1,001,255)	219,500	(38,514)
Amortization of intangible lease assets incurred for financial reporting purposes in excess of amounts for income tax purposes	7,862,273	3,379,212	114,715
Expenses of The Point at Clark Street REIT, LLC for financial reporting purposes in excess of amounts for income tax purposes	1,248,094	1,464,378	—
Acquisition expenses for financial reporting purposes in excess of amounts for income tax purposes	5,705,784	5,213,371	668,855
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	65,460	185,118	—
Income tax basis net income (loss), prior to dividends-paid deduction	$6,565,573	$1,420,866	$(673,725)
As of December 31, 2012, the tax basis carrying value of Wells Core Office Income REIT's total assets was approximately $701.9 million. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Wells Core Office Income REIT's distributions per common share are summarized as follows:

	2012	2011	2010
Ordinary income	32%	23%	—%
Capital gains	—%	—%	—%
Return of capital	68%	77%	100%
Total	100%	100%	100%

As of December 31, 2012, returns for the calendar years 2009 through 2011 remain subject to examination by U.S. or various state tax jurisdictions. As of December 31, 2012 and 2011, Wells Core Office Income REIT had no deferred tax assets or liabilities.
12.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012, and 2011.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,455,945	$11,680,989	$13,378,040	$13,496,141
Net loss	$(2,697,201)	$(2,021,443)	$(2,454,739)	$(1,311,140)
Basic and diluted net loss per share(1)	$(0.27)	$(0.16)	$(0.17)	$(0.08)
Distributions payable per share	$0.37	$0.38	$0.38	$0.37

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,825,335	$3,412,555	$5,658,518	$7,622,989
Net loss	$(1,564,891)	$(2,048,306)	$(2,640,362)	$(3,818,109)
Basic and diluted net loss per share(1)	$(1.14)	$(0.65)	$(0.49)	$(0.49)
Distributions payable per share	$0.33	$0.37	$0.38	$0.38
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
13.     Subsequent Events
Sale of Shares of Common Stock
From January 1, 2013 to February 28, 2013, Wells Core Office Income REIT raised approximately $25.4 million through the issuance of approximately 1.0 million shares of its common stock under the Initial Offering. As of February 28, 2013, approximately 181.8 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Declaration of Distributions

On February 28, 2013, Wells Core Office Income REIT's board of directors declared distributions for stockholders of record from March 16, 2013 through June 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share. Wells Core Office Income REIT expects to pay this distribution in June 2013.

Wells Core Office Income REIT, Inc. and Subsidiaries
Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2012

Description	Location	Ownership Percentage	Encumbrances	Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed(b)
				Land	Buildings and Improvements	Total(a)		Land	Buildings and Improvements	Total
Royal Ridge V Building	Irving, TX	100%	none	$1,062,810	$16,149,807	$17,212,617	$—	$1,062,810	$16,149,807	$17,212,617	$2,066,765	2005	10/7/2010	0 to 40 years
333 East Lake Street Building	Bloomingdale, IL	100%	none	1,415,598	9,678,856	11,094,454	—	1,415,598	9,678,856	11,094,454	1,087,560	2001	11/19/2010	0 to 40 years
Westway I Building	Houston, TX	100%	none	2,300,000	27,752,840	30,052,840	(169,862)	2,300,000	27,582,978	29,882,978	2,913,522	2007	1/27/2011	0 to 40 years
Duke Bridges I & II Buildings	Frisco, TX	100%	none	7,143,737	39,858,029	47,001,766	—	7,143,737	39,858,029	47,001,766	4,715,728	2006	5/12/2011	0 to 40 years
Miramar Centre II Building	Miramar, FL	100%	none	3,204,401	16,949,832	20,154,233	42,984	3,204,401	16,992,816	20,197,217	1,375,243	2001	5/27/2011	0 to 40 years
7601 Technology Way Building	Denver, CO	100%	$24,900,000	5,932,955	34,470,471	40,403,426	—	5,932,955	34,470,471	40,403,426	2,992,881	1997	6/27/2011	0 to 40 years
Westway II Building	Houston, TX	100%	none	2,511,552	66,696,771	69,208,323	2,060,994	2,511,552	68,757,765	71,269,317	4,071,838	2009	9/28/2011	0 to 40 years
Franklin Center Building	Columbia, MD	100%	none	6,091,847	55,862,231	61,954,078	—	6,091,847	55,862,231	61,954,078	3,014,790	2008	12/28/2011	0 to 40 years
South Lake Building	Herndon, VA	100%	none	9,008,108	77,490,203	86,498,311	56,575	9,008,108	77,546,778	86,554,886	3,077,457	2008	3/22/2012	0 to 40 years
Four Parkway North Building	Deerfield, IL	100%	none	3,740,427	36,191,153	39,931,580	23,135	3,740,427	36,214,288	39,954,715	1,314,891	1999	7/2/2012	0 to 40 years
2275 Cabot Drive Building	Lisle, IL	100%	none	2,211,437	14,977,462	17,188,899	—	2,211,437	14,977,462	17,188,899	275,163	1996	9/5/2012	0 to 40 years
4650 Lakehurst Court Building	Columbus, OH	100%	none	2,493,556	20,883,528	23,377,084	—	2,493,556	20,883,528	23,377,084	68,819	1990	12/7/2012	0 to 40 years
64 & 66 Perimeter Center Buildings	Atlanta, GA	100%	none	8,616,613	79,649,201	88,265,814	—	8,616,613	79,649,201	88,265,814	41,671	1985 & 1971	12/28/2012	0 to 40 years
Total - 100% Wells Core REIT Properties				$55,733,041	$496,610,384	$552,343,425	$2,013,826	$55,733,041	$498,624,210	$554,357,251	$27,016,328

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

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

S-1

Wells Core Office Income REIT, Inc. and Subsidiaries
Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2012, 2011, and 2010

	2012	2011	2010
Real Estate:
Balance at the beginning of the year	$298,740,904	$28,307,071	$—
Additions to/improvements of real estate	255,826,094	270,433,833	28,307,071
Write-offs of tenant improvements	—	—	—
Write-offs of intangible assets(1)	(154,066)	—	—
Write-offs of fully depreciated/amortized assets	(55,681)	—	—
Balance at the end of the year	$554,357,251	$298,740,904	$28,307,071

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$7,397,579	$313,299	$—
Depreciation and amortization expense	19,828,496	7,084,280	313,299
Write-offs of tenant improvements	—	—	—
Write-offs of intangible assets(1)	(154,066)	—	—
Write-offs of fully depreciated/amortized assets	(55,681)	—	—
Balance at the end of the year	$27,016,328	$7,397,579	$313,299

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-2