Form 10-Q
period 2013-03-31
WELLS CORE OFFICE INCOME REIT INC
filed 2013-05-15
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of April 30, 2013: 19,606,144 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2012. Wells Core Office Income REIT's results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $21,396,982 and $17,103,968 as of March 31, 2013 and December 31, 2012, respectively	418,498,336	414,793,340
Intangible lease assets, less accumulated amortization of $12,327,737 and $9,912,360 as of March 31, 2013 and December 31, 2012, respectively	54,263,518	56,791,405
Construction in progress	50,478	23,137
Total real estate assets	528,545,373	527,340,923
Cash and cash equivalents	7,770,765	15,955,896
Tenant receivables, net of allowance for doubtful accounts of $33,800 and $22,890 as of March 31, 2013 and December 31, 2012, respectively	6,811,004	4,184,620
Prepaid expenses and other assets	963,371	678,421
Deferred financing costs, less accumulated amortization of $2,580,757 and $2,279,275 as of March 31, 2013 and December 31, 2012, respectively	3,383,823	3,685,305
Intangible lease origination costs, less accumulated amortization of $4,047,475 and $3,176,459 as of March 31, 2013 and December 31, 2012, respectively	23,032,056	23,904,560
Deferred lease costs, less accumulated amortization of $521,274 and $352,176 as of March 31, 2013 and December 31, 2012, respectively	6,872,517	7,067,817
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$692,378,909	$697,817,542

Liabilities:
Line of credit	$61,000,000	$96,000,000
Notes payable	124,900,000	124,900,000
Accounts payable and accrued expenses	6,248,821	8,238,360
Accrued capital expenditures and deferred lease costs	8,701,986	5,385,438
Due to affiliates	505,129	715,303
Distributions payable	1,249,468	1,075,114
Deferred income	4,483,153	3,929,626
Intangible lease liabilities, less accumulated amortization of $233,931 and $147,370 as of March 31, 2013 and December 31, 2012, respectively	1,564,443	1,651,004
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	323,653,000	356,894,845

Commitments and Contingencies (Note 5)

Redeemable Common Stock	6,504,207	5,080,308

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 19,142,092 and 17,548,812 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	191,421	175,488
Additional paid-in capital	423,718,601	388,347,427
Cumulative distributions in excess of earnings	(54,924,829)	(47,246,703)
Redeemable common stock	(6,504,207)	(5,080,308)
Accumulated other comprehensive loss	(259,284)	(353,515)
Total stockholders' equity	362,221,702	335,842,389
Total liabilities, redeemable common stock and stockholders' equity	$692,378,909	$697,817,542
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$13,263,594	$7,370,231
Tenant reimbursements	3,785,062	2,085,714
	17,048,656	9,455,945
Expenses:
Property operating costs	5,608,852	2,859,540
Asset and property management fees:
Related-party	1,248,085	714,510
Other	163,604	44,279
Depreciation	4,299,420	2,391,554
Amortization	2,830,850	1,438,800
General and administrative	1,353,553	966,762
Acquisition fees and expenses	849,894	2,075,984
	16,354,258	10,491,429
Real estate operating income (loss)	694,398	(1,035,484)
Other income (expense):
Interest expense	(3,208,117)	(1,616,681)
Interest and other income	1,725,098	43
	(1,483,019)	(1,616,638)
Loss before income tax expense	(788,621)	(2,652,122)
Income tax expense	(51,605)	(45,079)
Net loss	$(840,226)	$(2,697,201)

Per-share net loss – basic and diluted	$(0.05)	$(0.27)
Weighted-average common shares outstanding – basic and diluted	18,266,804	10,059,305
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Net loss	$(840,226)	$(2,697,201)
Other comprehensive income:
Market value adjustment to interest rate swap	94,231	—
Comprehensive loss	$(745,995)	$(2,697,201)
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389
Issuance of common stock	1,623,601	16,236	40,406,481	—	—	—	40,422,717
Redemption of common stock	(30,321)	(303)	(688,964)	—	—	—	(689,267)
Increase in redeemable common stock	—	—	—	—	(1,423,899)	—	(1,423,899)
Distributions to common stockholders ($0.37 per share)	—	—	—	(6,837,900)	—	—	(6,837,900)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(3,538,170)	—	—	—	(3,538,170)
Other offering costs	—	—	(808,173)	—	—	—	(808,173)
Net loss	—	—	—	(840,226)	—	—	(840,226)
Market value adjustment to interest rate swap	—	—	—	—	—	94,231	94,231
Balance, March 31, 2013	19,142,092	$191,421	$423,718,601	$(54,924,829)	$(6,504,207)	$(259,284)	$362,221,702

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$—	$179,334,927
Issuance of common stock	2,271,156	22,712	56,668,475	—	—	—	56,691,187
Redemption of common stock	(28,861)	(289)	(711,490)	—	—	—	(711,779)
Increase in redeemable common stock	—	—	—	—	(765,057)	—	(765,057)
Distributions to common stockholders ($0.37 per share)	—	—	—	(3,773,728)	—	—	(3,773,728)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(5,225,979)	—	—	—	(5,225,979)
Other offering costs	—	—	(1,097,216)	—	—	—	(1,097,216)
Net loss	—	—	—	(2,697,201)	—	—	(2,697,201)
Balance, March 31, 2012	11,285,884	$112,859	$249,832,390	$(24,886,871)	$(3,303,224)	$—	$221,755,154
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(840,226)	$(2,697,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Straight-line rental income	(1,993,589)	(729,928)
Depreciation	4,299,420	2,391,554
Amortization	3,555,428	1,907,168
Noncash interest expense	301,482	459,506
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(632,794)	(229,614)
Increase in prepaid expenses and other assets	(284,950)	(426,265)
Decrease in accounts payable and accrued expenses	(1,858,991)	(1,509,011)
Decrease in due to affiliates	(140,159)	(172,449)
Increase in deferred income	553,527	711,438
Net cash provided by (used in) operating activities	2,959,148	(294,802)

Cash Flows from Investing Activities:
Additions to real estate assets	(4,667,829)	(908,716)
Acquisitions of real estate assets	—	(90,669,884)
Deferred lease costs paid	(93,679)	(573,197)
Net cash used in investing activities	(4,761,508)	(92,151,797)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	3,500,000	88,531,984
Repayments of lines of credit and notes payable	(38,500,000)	(41,668,204)
Issuance of common stock	40,408,669	56,542,019
Redemptions of common stock	(725,584)	(707,161)
Distributions paid to stockholders	(3,484,709)	(1,948,046)
Distributions paid to stockholders and reinvested in shares of our common stock	(3,178,837)	(1,681,230)
Commissions on stock sales and related dealer-manager fees paid	(3,545,416)	(5,117,517)
Other offering costs paid	(856,894)	(1,111,646)
Net cash (used in) provided by financing activities	(6,382,771)	92,840,199
Net change in cash and cash equivalents	(8,185,131)	393,600
Cash and cash equivalents, beginning of period	15,955,896	4,690,866
Cash and cash equivalents, end of period	$7,770,765	$5,084,466
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (unaudited)

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
On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act, with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, the primary shares are offered at a price of $25.00 per share, with discounts available to certain categories of purchases, and DRP shares are offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million, at which point active operations commenced. On January 26, 2012, the board of directors of Wells Core Office Income REIT approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013. On September 19, 2012, Wells Core Office Income REIT's board of directors determined that it is currently in Wells Core Office Income REIT's best interest not to conduct a follow-on public offering of shares of Wells Core Office Income REIT's common stock. Therefore, the Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms.
As of March 31, 2013, Wells Core Office Income REIT had raised offering proceeds under the Initial Offering of approximately $482.0 million from the sale of approximately 19.3 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $43.7 million, acquisition fees of $9.6 million, and other offering expenses of approximately $9.6 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $419.1 million, including net offering proceeds from the DRP of approximately $14.9 million. As of March 31, 2013, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets, and approximately 181.3 million shares remain available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Wells Core Office Income REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased to creditworthy companies. Wells Core Office Income REIT has invested in office properties with established operating histories and intends to continue to fund additional capital expenditures, including improvements to its existing properties, as well as potential future acquisitions of real estate properties. As of March 31, 2013, Wells Core Office Income REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of March 31, 2013, these office properties were 99% leased.

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
For further information, refer to the financial statements and footnotes included in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Comprehensive Income Topic Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for Wells Core Office Income REIT for the period beginning on January 1, 2013. The adoption of ASU 2013-02 has not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.
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
Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor
As of March 31, 2013 and December 31, 2012, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,544,901	$27,079,531	$1,798,374
Accumulated Amortization	(3,594,102)	(8,733,635)	(4,047,475)	(233,931)
Net	$10,452,252	$43,811,266	$23,032,056	$1,564,443

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,657,411	$27,081,019	$1,798,374
Accumulated Amortization	(3,010,440)	(6,901,920)	(3,176,459)	(147,370)
Net	$11,035,914	$45,755,491	$23,904,560	$1,651,004

For the three months ended March 31, 2013 and 2012, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31:
2013	$583,662	$1,944,225	$872,504	$86,561
2012	$471,058	$988,043	$443,483	$28,786

The remaining net intangible lease assets and liabilities as of March 31, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2013	$1,750,988	$5,574,735	$2,617,289	$259,682
For the year ending December 31:
2014	2,315,385	7,383,644	3,486,073	346,243
2015	2,196,627	7,143,411	3,367,226	343,758
2016	2,149,989	6,708,133	3,249,563	115,146
2017	1,106,015	5,288,517	2,782,250	115,146
2018	641,489	4,469,513	2,412,542	115,146
Thereafter	291,759	7,243,313	5,117,113	269,322
Total	$10,452,252	$43,811,266	$23,032,056	$1,564,443
Weighted-Average Amortization Period	5 years	7 years	8 years	6 years

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
Redeemable Common Stock
Under Wells Core Office Income REIT's share redemption program, as amended ("SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of March 31, 2013, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP less amounts redeemed during the immediately preceding 12-month period.

As of March 31, 2013 and December 31, 2012, approximately $5.0 million, or 207,567 shares, and $4.3 million, or 177,246 shares, respectively, of Wells Core Office Income REIT's common stock had been redeemed. As of March 31, 2013 and December 31, 2012, approximately $45,500, or 2,000 shares, and $81,800, or 3,596 shares, respectively, of Wells Core Office Income REIT's common stock was tendered for redemption and is included in accounts payable and accrued expenses in the accompanying consolidated balances sheets.

Interest Rate Swaps
Wells Core Office Income REIT has entered into an interest rate swap contract, and may enter into future interest rate swap contracts, to hedge its exposure to changing interest rates on variable rate debt instruments. Wells Core Office Income REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells Core Office Income REIT records the fair value of its interest rate swap either as prepaid expenses and other assets or as accounts payable and accrued expenses. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of a hedge, if any, is recognized in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment, if any, are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
The following table provides additional information related to Wells Core Office Income REIT's interest rate swap as of March 31, 2013 and December 31, 2012:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap	Accounts payable and accrued expenses	$(259,284)	$(353,515)
During the three months ended March 31, 2013 and 2012, Wells Core Office Income REIT recorded the following amounts related to the interest rate swap:

	Three months ended March 31,
	2013	2012
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$94,231	$—

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

Reclassifications
Certain prior period amounts, as reported, have been reclassified to conform with the current period financial statement presentation.

3.     Real Estate Acquisitions
Pro Forma Financial Information for Real Estate Acquisitions
Wells Core Office Income REIT did not acquire any real properties during the three months ended March 31, 2013. Wells Core Office Income REIT acquired the South Lake Building on March 22, 2012, the Four Parkway North Building on July 2, 2012, the 2275 Cabot Drive Building on September 5, 2012, the 4650 Lakehurst Court Building on December 7, 2012, and the 64 & 66 Perimeter Center Buildings on December 28, 2012 (collectively, the "2012 Acquisitions"). The following unaudited pro forma information presented for the three months ended March 31, 2012 has been presented for Wells Core Office Income REIT to give effect to the 2012 Acquisitions as if the acquisitions occurred on January 1, 2012. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on January 1, 2012.

Three months ended March 31, 2012
Revenues	$16,806,495
Net loss	$(2,222,600)
Per-share net loss – basic and diluted	$(0.12)
Weighted-average common shares outstanding – basic and diluted	19,142,092

4.     Lines of Credit and Notes Payable
As of March 31, 2013 and December 31, 2012, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	March 31, 2013	December 31, 2012
Wells Core Revolving Facility	$61,000,000	$96,000,000
Wells Core Term Loan	100,000,000	100,000,000
Technology Way Loan	24,900,000	24,900,000
Total indebtedness	$185,900,000	$220,900,000
Wells Core Unsecured Debt Facility
Wells Core Office Income REIT entered into an unsecured credit facility (the "Wells Core Unsecured Debt Facility") with a syndicate of banks led by Regions Bank ("Regions"), U.S. Bank National Association ("U.S. Bank"), and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the Wells Core Unsecured Debt Facility, Wells Core Office Income REIT may borrow up to a total of $300 million (the "Facility Amount"), subject to availability. The Facility Amount is comprised of a revolving credit facility in an amount up to $200 million (the "Wells Core Revolving Facility") and a term loan facility in an amount up to $100 million (the "Wells Core Term Loan"). The Wells Core Revolving Facility and the Wells Core Term Loan will be due and payable in full on September 26, 2015 and September 26, 2017, respectively, subject to certain extension options. The proceeds of the Wells Core Unsecured Debt Facility may be used by Wells Core Office Income REIT to acquire properties and for working capital, capital expenditures and other general corporate purposes. Draws under the Wells Core Unsecured Debt Facility are supported by properties directly owned by the Wells Core Office Income REIT's subsidiaries that Wells Core Office Income REIT has elected to add to the borrowing base. These borrowing base properties are not available to be used as collateral for any other debt arrangements.
Wells Core Office Income REIT also had standby letters of credit outstanding of $18.7 million at March 31, 2013 and December 31, 2012, which reduce the availability of funds under the Wells Core Revolving Facility. The outstanding letters of credit are for the benefit of State Farm Mutual Auto Insurance, Co. related to tenant improvement obligations under its lease at the 64 & 66 Perimeter Center Buildings. None of the letters of credit are recorded as a liability on the consolidated balance sheets, and they will be released upon completion of the tenant improvement obligations.

The Wells Core Unsecured Debt Facility contains certain restrictive covenants. As of March 31, 2013, Wells Core Office Income REIT believes it was in compliance with all restrictive covenants of its outstanding debt obligations.

Fair Value of Outstanding Debt
As of March 31, 2013, Wells Core Office Income REIT's total indebtedness approximated fair value. The estimated fair value of Wells Core Office Income REIT's total indebtedness as of December 31, 2012 was approximately $226.6 million. Wells Core Office Income REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of March 31, 2013 and December 31, 2012, the weighted-average interest rate on Wells Core Office Income REIT's outstanding debt was approximately 1.98% and 2.83%, respectively. Wells Core Office Income REIT made the following interest payments on its borrowings:

	Three Months Ended
	March 31,
	2013	2012
Lines of credit	$577,418	$827,591
Wells Core Term Loan	454,667	—
Mortgage notes payable	137,419	253,324
	$1,169,504	$1,080,915

No interest was capitalized during the three months ended March 31, 2013 and 2012.

5.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of March 31, 2013:

For the nine months ending December 31, 2013	$5,175,000
For the year ending December 31:
2014	6,900,000
2015	6,900,000
2016	6,900,000
2017	6,900,000
2018	6,900,000
Thereafter	171,925,000
211,600,000
Amounts representing interest	(96,600,000)
Total	$115,000,000

Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells Core Office Income REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligation as of March 31, 2013(1)
4650 Lakehurst Court Building	Qwest Communications Company, LLC	$412,365
(1) Represents a tenant allowance obligation not accrued as of March 31, 2013.

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
6.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31,
	2013	2012
Other liabilities assumed upon acquisition of properties	$—	$230,116
Commissions on stock sales and related dealer-manager fees due to affiliate	$192,661	$124,711
Other offering costs due to affiliate	$39,661	$42,796
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$94,231	$—
Accrued capital expenditures and deferred lease costs	$3,387,066	$3,200
Distributions payable	$1,249,468	$727,989
Discounts applied to issuance of common stock under primary offering	$14,048	$149,168
Discounts applied to issuance of common stock under DRP	$167,306	$88,449
Increase in redeemable common stock	$1,423,899	$765,057
Accrued redemptions of common stock	$45,500	$4,618

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

On September 19, 2012, the Advisory Agreement was renewed through June 10, 2013 upon terms identical to those in effect through September 18, 2012. The Advisory Agreement may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other party. Under the terms of the Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith.

Under the terms of the Advisory Agreement, Wells Core Office Income REIT is obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of its common stock to the public. As of March 31, 2013, the Advisor has incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $19.5 million. As of March 31, 2013, Wells Core Office Income REIT has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $9.6 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. The remaining $9.9 million will be charged to additional paid-in capital and will become reimbursable to the Advisor to the extent Wells Core Office Income REIT raises sufficient additional offering proceeds under the Initial Offering.
Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses means all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended March 31, 2013, Wells Core Office Income REIT's total operating expenses did not exceed the above-referenced limitations.
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
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Commissions, net of discounts(1)(2)	$2,593,242	$3,711,620
Asset management fees	1,135,785	582,670
Dealer-manager fees, net of discounts(1)	930,880	1,365,191
Acquisition fees	808,173	1,130,840
Other offering costs(1)	808,173	1,097,216
Administrative reimbursements	730,394	554,718
Debt financing fee	162,450	168,000
Property management fees	112,300	131,840
Total	$7,281,397	$8,742,095

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months ended March 31, 2013 and 2012.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months ended March 31, 2013 and 2012.

Due to Affiliates
The detail of amounts due to affiliates is provided below as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Administrative reimbursements	$233,146	$266,047
Property management fees	—	58,537
Other offering costs	39,661	88,382
Acquisition fees	39,661	88,382
Commissions and dealer-manager fees	192,661	213,955
Total	$505,129	$715,303
Conflicts of Interest
As of March 31, 2013, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of March 31, 2013, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells Core Office Income REIT, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under a consulting agreement with Columbia. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
8.     Subsequent Events
Sale of Shares of Common Stock
From April 1, 2013 to April 30, 2013, Wells Core Office Income REIT raised approximately $11.9 million through the issuance of approximately 0.5 million shares of its common stock under the Initial Offering. As of April 30, 2013, approximately 180.8 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Revised Advisory Agreement
On May 13, 2013, Wells Core Office Income REIT entered into an agreement with the Advisor (the “Revised Advisory Agreement”), which is effective from June 11, 2013 through June 10, 2014. Under the Revised Advisory Agreement, the monthly asset management fee is equal to one-twelfth of (a) 1.00% of the cost of (i) the properties owned other than through joint ventures and (ii) investments in joint ventures plus Wells Core Office Income REIT's allocable share of capital improvements made by the joint venture (“Adjusted Cost”), for so long as the Adjusted Cost is less than or equal to $605,000,000 and (b) 0.50% of Adjusted Cost over $605,000,000. In addition, the Revised Advisory Agreement eliminates (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. The Revised Advisory Agreement may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Revised Advisory Agreement without cause or penalty upon providing 60 days' prior written notice. Under the terms of the Revised Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith. All other terms are materially consistent with the current Advisory Agreement in effect through June 10, 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office properties leased to creditworthy entities located in major metropolitan areas throughout the United States. As of March 31, 2013, we owned 13 real estate properties, consisting of approximately 2.6 million square feet. These office properties were 99% leased as of March 31, 2013.
We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We acquired our first real estate asset in October 2010. We continued receiving investor proceeds under our Initial Offering through March 31, 2013. As of March 31, 2013, we have raised gross offering proceeds of approximately $482.0 million through the issuance of common stock in our Initial Offering, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds under our Initial Offering. These activities cause fluctuations in the results of our operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets, including acquisition fees of 2.0% of gross offering proceeds raised under our Initial Offering. On September 19, 2012, our board of directors determined that it is currently in our best interest not to conduct a follow-on public offering of shares of our common stock. Therefore, our Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms.
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
Per the terms of our charter, we presently intend to effect a transaction that will provide liquidity to all of our stockholders by July 31, 2020. However, a sale of our portfolio or a merger transaction well in advance of 2020 may be in our best interest. As such, we intend to explore strategic alternatives in the near term and may choose not to acquire additional properties with the proceeds of our Initial Offering until we have more information regarding our strategic alternatives. If we do not acquire properties in the short term, we intend to use additional equity proceeds raised from our Initial Offering to repay existing indebtedness.

Liquidity and Capital Resources
Overview
During the three months ended March 31, 2013, we raised proceeds under our Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $35.3 million, all of which was used to repay funds borrowed in connection with the acquisition of real estate properties in advance of raising equity proceeds under our Initial Offering and fund acquisition fees.
We entered into the Wells Core Unsecured Debt Facility on September 26, 2012, which replaced the credit facility, dated June 29, 2011, with Regions and U.S. Bank. Under the Wells Core Unsecured Debt Facility, we may borrow up to a total of $300 million, subject to availability. The Wells Core Unsecured Debt Facility is comprised of the $200 million Wells Core Revolving Facility and the $100 million Wells Core Term Loan, which mature on September 26, 2015 and September 26, 2017, respectively. We have the option to extend the Wells Core Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Wells Core Revolving Facility. We may borrow under the Wells Core Unsecured Debt Facility at rates equal to (1) LIBOR, plus the applicable LIBOR margin (the "LIBOR Rate") or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin. The applicable LIBOR margin under the Wells Core Revolving Facility and Wells Core Term Loan may vary from 1.75% to 2.50% and from 1.65% to 2.40%, respectively, and the applicable base rate margin under the Wells Core Revolving Facility and Wells Core Term Loan may vary from 0.75% to 1.50% and 0.65% to 1.40%, respectively, based on our then current leverage ratio. Beginning September 26, 2013, we will effectively fix the interest rate on $75 million of the Wells Core Term Loan at 0.891%, plus a margin of 1.65% to 2.40% based on our then current leverage ratio, with an interest rate swap executed contemporaneously with the Wells Core Term Loan. Under the terms of the Wells Core Unsecured Debt Facility, we generally are required to make interest-only payments. We may prepay the Wells Core Unsecured Debt Facility in whole or in part at any time, subject to reimbursement of breakage and redeployment costs incurred in connection with LIBOR borrowings; however, amounts repaid on the Wells Core Term Loan may not be reborrowed.
We anticipate that our primary sources of future capital will be derived from the sale of our common stock under the Initial Offering through its expected expiration on June 10, 2013, and from net rental revenues generated from our existing properties and future real estate investments. Stockholder distributions will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our determination of near-term cash needs for capital expenditures at our properties and debt repayments, and our expectations of future operating cash flow generated from our properties.
Short-Term Liquidity and Capital Resources
Net cash used in financing activities for the three months ended March 31, 2013 was approximately $6.4 million. During the three months ended March 31, 2013, we generated net proceeds from the sale of common stock under the Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $35.3 million, the majority of which was used to pay down debt and fund acquisition fees. During the three months ended March 31, 2013, we received gross debt proceeds of $3.5 million from the Wells Core Revolving Facility, which were used to fund a portion of our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings. We repaid $38.5 million on the Wells Core Revolving Facility during the three months ended March 31, 2013. We intend to generate additional equity proceeds from the sale of common stock under the Initial Offering through its expected expiration on June 10, 2013, and to use those proceeds to satisfy our near-term debt requirements and, along with additional borrowings, fund additional capital expenditures, including improvements to our existing properties and potential future acquisitions of real estate properties. If sufficient equity capital is not available, our future investments in office and industrial properties will be lower and/or our debt outstanding will be higher.
During the three months ended March 31, 2013, net cash provided by operating activities was approximately $3.0 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, acquisition-related costs, asset and property management fees, and general and administrative costs, such as legal, accounting and other processional fees. During the three months ended March 31, 2013, acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering, but which under GAAP reduced net cash from operating activities, were approximately $0.9 million. During the three months ended March 31, 2013, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $6.7 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the three months ended March 31, 2013, net cash used in investing activities was approximately $4.8 million, primarily related to funding a portion of our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings. We expect to utilize the residual cash balance of approximately $7.8 million as of March 31, 2013 to satisfy current and future liabilities and pay down the outstanding balance of the Wells Core Revolving Facility.
On February 28, 2013, our board of directors declared distributions for stockholders of record from March 16, 2013 through and including June 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in June 2013. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of these distributions.

As of March 31, 2013, the Wells Core Unsecured Debt Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	March 31, 2013
Fixed-charge coverage ratio	Greater than 1.75x	5.66
Total debt to total asset value ratio	Less than 55%	31%
Secured debt to consolidated tangible assets	Less than 40%	6%
Secured debt, excluding non-recourse debt, to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $293.4 million(1)	$406.8 million
Net distributions paid to funds from operations	Less than 90%(2)	N/A(2)

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

As of March 31, 2013, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Wells Core Unsecured Debt Facility. We also believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of April 30, 2013, we had access to borrowing capacity under the Wells Core Unsecured Debt Facility of $110.2 million.
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
In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. Substantially all net proceeds generated from the sale of shares under our DRP or from debt financing will be available to fund capital expenditures and to pay down outstanding borrowings.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Over the short term, we expect to temporarily draw on the Wells Core Revolving Facility to bridge timing differences that may arise between our ability to raise equity under the Initial Offering and to fund suitable acquisition prospects. Additionally, we may place long-term debt on our existing properties and those properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds under our Initial Offering, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. As of March 31, 2013, our debt-to-real-estate-asset ratio was approximately 32%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to further diversify our portfolio of office properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our Conflicts Committee approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.
Contractual Obligations and Commitments
As of March 31, 2013, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$185,900,000	$—	$85,900,000	$100,000,000	$—
Estimated interest on debt obligations(1)	14,280,717	2,892,728	7,245,762	4,142,227	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Tenant allowances	9,039,383	9,039,383	—	—	—
Total	$324,220,100	$11,932,111	$93,145,762	$104,142,227	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(2)
Amounts include principal obligations only. We will incur an additional $96.6 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 5 to the accompanying consolidated financial statements).

Distributions
During the Initial Offering period, our board of directors typically declared distributions to common stockholders in advance of a period spanning approximately one quarter using daily record dates. Following the termination of the Initial Offering, we expect future quarterly distributions will be based on a single record date at the end of the quarterly period. In determining the rate of stockholder distributions, our board considers a number of factors, including the current and future levels of cash available to fund stockholder distributions, which is dependent upon the operations of our properties, the rate at which we are able to raise equity proceeds under the Initial Offering, and the rate at which we invest these proceeds (in combination with borrowings) in new properties. In making this determination, our board of directors also considers our current and future projected financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

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
Our board of directors declared distributions for stockholders of record from December 16, 2012 through and including March 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in March 2013.
For the three months ended March 31, 2013, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $6.7 million. During the same period, net cash provided by operating activities was approximately $3.0 million, including approximately $0.9 million of acquisition-related costs paid with proceeds from our Initial Offering, but which under GAAP reduced net cash from operating activities. As a result, the distributions paid to common stockholders for the three months ended March 31, 2013, as described above, were funded with approximately $3.0 million (reflecting the impact of ASC 805 as described above) from cash provided by operating activities, and the remaining amount of approximately $3.7 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that (i) quarterly cash flows from operating activities have been used to fund annual payments of operating expenses and (ii) acquisition-related costs have reduced net cash flows from operating activities.
Our board of directors also has declared distributions for stockholders of record from March 16, 2013 through June 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in June 2013.

Results of Operations
Overview
We commenced active operations on September 29, 2010 and acquired two properties during the year ended December 31, 2010, six properties during the year ended December 31, 2011, and five properties during the year ended December 31, 2012. As of March 31, 2013 our portfolio consisted of 13 properties. Accordingly, the results of operations presented for the three months ended March 31, 2013 and 2012 are not directly comparable.

Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012
Rental income and tenant reimbursements increased to approximately $13.3 million and $3.8 million, respectively, for the three months ended March 31, 2013 from approximately $7.4 million and $2.1 million, respectively, for the three months ended March 31, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, rental income and tenant reimbursements in future quarters are expected to remain at a similar level as compared to the first quarter of 2013.
Property operating costs and asset and property management fees increased to approximately $5.6 million and $1.4 million, respectively, for the three months ended March 31, 2013 from approximately $2.9 million and $0.8 million, respectively, for the three months ended March 31, 2012, primarily as a result of the growth in the portfolio during 2012. Property operating costs and management fees represented approximately 41% and 38% of total revenues for the three months ended March 31, 2013 and March 31, 2012, respectively. Absent any additional acquisitions, property operating costs in future quarters are expected to remain at a similar level as compared to the first quarter of 2013. We expect management fees to increase in future quarters as a result of entering into the Revised Advisory Agreement, effective June 11, 2013; however, we expect that the anticipated decrease to general and administrative expenses discussed below will completely offset this increase resulting in a total cost savings to us. Please refer to Note 8 of our accompanying consolidated financial statements for further explanation.
Depreciation of real estate and amortization of lease costs increased to approximately $4.3 million and $2.8 million, respectively, for the three months ended March 31, 2013 from approximately $2.4 million and $1.4 million, respectively, for the three months ended March 31, 2012, primarily as a result of the growth in the portfolio during 2012. Amortization increased at a higher rate than depreciation primarily because the period of amortization for lease assets is the respective lease term, which is generally shorter than the useful life over which buildings and improvements are depreciated. Absent any additional acquisitions, depreciation and amortization in future quarters are expected to remain at a similar level as compared to the first quarter of 2013.
General and administrative expenses increased to approximately $1.4 million for the three months ended March 31, 2013 from approximately $1.0 million for the three months ended March 31, 2012, primarily due to (i) increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2012, and (ii) an increase in transfer agent expenses as a result of a higher number of investor accounts. General and administrative expenses, as a percentage of total revenues, decreased to approximately 8% for the three months ended March 31, 2013 from approximately 10% for the three months ended March 31, 2012. Absent any additional acquisitions, we anticipate future general and administrative expenses, as measured in gross dollars and as a percentage of total revenues, to decrease in future quarters as a result of entering into the Revised Advisory Agreement, effective June 11, 2013, which eliminates (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. Please refer to Note 8 of our accompanying consolidated financial statements for further explanation.
Acquisition fees and expenses decreased to approximately $0.8 million for the three months ended March 31, 2013 from approximately $2.1 million for the three months ended March 31, 2012, primarily due to (i) costs paid to third parties, including transfer taxes, in connection with the acquisition of the South Lake Building in the first quarter of 2012, and (ii) a decrease in the amount of equity proceeds raised under our Initial Offering during the first quarter of 2013 as compared to the same period in 2012. We incur acquisition fees equal to 2% of gross offering proceeds raised.

Please refer to Note 7 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to decrease as a result of the pending termination of our Initial Offering on June 10, 2013.
Interest expense increased to approximately $3.2 million for the three months ended March 31, 2013 from approximately $1.6 million for the three months ended March 31, 2012, primarily due to incurring interest expense related to capital lease obligations assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest expense related to capital lease obligations is completely offset by an increase in interest and other income from related investments in development authority bonds. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the opportunities to acquire real estate assets consistent with our investment objectives and the effect of market conditions on interest rates.
Interest and other income increased to approximately $1.7 million for the three months ended March 31, 2013 from $43 for the three months ended March 31, 2012, primarily due to recognizing interest income related to investments in development authority bonds assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. We anticipate interest and other income will remain relatively stable, as compared to the first quarter of 2013, in future periods.
Our net loss decreased to approximately $0.8 million for the three months ended March 31, 2013 from approximately $2.7 million for the three months ended March 31, 2012, primarily due to an increase in our real estate operating income of approximately $1.7 million as a result of the growth in the portfolio during 2012. We sustained a net loss for the three months ended March 31, 2013 as a result of incurring interest expense, net of interest income, of approximately $1.5 million, which was incurred in connection with borrowings used to finance the purchase of real estate properties in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.05 for the three months ended March 31, 2013 from approximately $0.27 for the three months ended March 31, 2012 due to an approximate increase in weighted-average shares outstanding of 8.2 million shares and the decrease in our net loss. During our offering stage, we anticipate that future net income (loss) and net income (loss) per share will vary, primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets or repay our outstanding debt obligations.
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
Reconciliations of our net loss to FFO, MFFO and AFFO for the three months ended March 31, 2013 and 2012 are provided below:

	Three Months Ended
	March 31,
	2013	2012
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net loss	$(840,226)	$(2,697,201)
Adjustments:
Depreciation of real estate assets	4,299,420	2,391,554
Amortization of lease-related costs	2,830,850	1,438,800
Total Funds From Operations adjustments	7,130,270	3,830,354
Funds From Operations	6,290,044	1,133,153

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	724,578	468,368
Straight-line rental income	(1,993,589)	(729,928)
Real estate acquisition-related costs	849,894	2,075,984
Total Modified Funds From Operations adjustments	(419,117)	1,814,424
Modified Funds From Operations	5,870,927	2,947,577

Noncash interest expense	301,482	459,506
Master lease proceeds	2,341,359	488,303
Adjusted Funds From Operations	$8,513,768	$3,895,386
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

As of March 31, 2013 and December 31, 2012, we had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,544,901	$27,079,531	$1,798,374
Accumulated Amortization	(3,594,102)	(8,733,635)	(4,047,475)	(233,931)
Net	$10,452,252	$43,811,266	$23,032,056	$1,564,443

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,657,411	$27,081,019	$1,798,374
Accumulated Amortization	(3,010,440)	(6,901,920)	(3,176,459)	(147,370)
Net	$11,035,914	$45,755,491	$23,904,560	$1,651,004

For the three months ended March 31, 2013 and 2012, we recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31:
2013	$583,662	$1,944,225	$872,504	$86,561
2012	$471,058	$988,043	$443,483	$28,786
The remaining net intangible lease assets and liabilities as of March 31, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2013	$1,750,988	$5,574,735	$2,617,289	$259,682
For the year ending December 31:
2014	2,315,385	7,383,644	3,486,073	346,243
2015	2,196,627	7,143,411	3,367,226	343,758
2016	2,149,989	6,708,133	3,249,563	115,146
2017	1,106,015	5,288,517	2,782,250	115,146
2018	641,489	4,469,513	2,412,542	115,146
Thereafter	291,759	7,243,313	5,117,113	269,322
Total	$10,452,252	$43,811,266	$23,032,056	$1,564,443
Weighted-Average Amortization Period	5 years	7 years	8 years	6 years
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement.  Pursuant to the terms of the settlement and the Court's order preliminarily approving the settlement, notice of the proposed settlement was given to the class.  On March 21, 2013, the plaintiff filed a motion for final approval of the settlement and for an award of attorneys' fees and expenses.  On April 18, 2013, the Court entered an order granting final approval of the settlement, dismissing the lawsuit with prejudice, and awarding attorneys' fees and expenses to the plaintiff.
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
Subsequent Events
Sale of Shares of Common Stock
From April 1, 2013 to April 30, 2013, we raised approximately $11.9 million through the issuance of approximately 0.5 million shares of our common stock under the Initial Offering. As of April 30, 2013, approximately 180.8 million shares remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRP.
Revised Advisory Agreement
On May 13, 2013, we entered into an agreement with the Advisor (the “Revised Advisory Agreement”), which is effective from June 11, 2013 through June 10, 2014. Under the Revised Advisory Agreement, the monthly asset management fee is equal to one-twelfth of (a) 1.00% of the cost of (i) the properties owned other than through joint ventures and (ii) investments in joint ventures plus Wells Core Office Income REIT's allocable share of capital improvements made by the joint venture (“Adjusted Cost”), for so long as the Adjusted Cost is less than or equal to $605,000,000 and (b) 0.50% of Adjusted Cost over $605,000,000. In addition, the Revised Advisory Agreement eliminates (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. The Revised Advisory Agreement may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Revised Advisory Agreement without cause or penalty upon providing 60 days' prior written notice. Under the terms of the Revised Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith. All other terms are materially consistent with the current Advisory Agreement in effect through June 10, 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to the following additional risks, which are hereby added to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to an Investment in Us

We are dependent upon affiliates of WREF, including the Advisor, Wells Management, and WIS, to conduct our operations and our Initial Offering; thus, adverse changes in the financial health of WREF could hinder the Advisor's, Wells Management's and WIS's ability to provide these services to us and consequently impair our operating results and negatively affect the return on your investment.

We are dependent upon the Advisor, Wells Management, and WIS, which are owned and controlled by WREF, to provide certain services that are essential to us, including asset management services, the supervision of the property management and leasing of some properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. WREF is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. A large portion of WREF's income is derived under a consulting agreement with Columbia. Columbia is a mature program sponsored by WREF that had approximately $5.6 billion of assets as of March 31, 2013. Effective February 28, 2013, Columbia transitioned to self-management and no longer relies on WREF other than for consulting and investor relations services, which services are performed pursuant to agreements that expire on December 31, 2013. WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013. WREF does not expect to replace that income from other sources.  Although we expect WREF to have the financial resources to continue to provide asset management and advisory services to us pursuant to the terms of the Revised Advisory Agreement, its ability to fund WIS will be greatly diminished, and we may have fewer options with respect to future capital raising.  Noting these uncertainties, some broker-dealers have terminated their participation in our Initial Offering.

We may seek to become self-managed or restructure our advisory agreement with the Advisor or engage a new advisor. Any of these alternatives could result in a disruption in our business or a reduction in the quality of services provided to us.

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, we intend to explore our strategic alternatives in light of our small size and the pending termination of our Initial Offering. If we do not attempt to sell our company or liquidate our assets in the short term, we will consider the possibility of becoming self-managed or restructuring the advisory agreement with the Advisor in order to reduce the costs associated with the management of our operations.  We could also engage a new advisor.

The method by which we could become self-managed could take several forms. We could hire our own group of executives and other employees and acquire the infrastructure necessary for our business. The individuals and assets may or may not be affiliated with the Advisor and may be hired or acquired in separate negotiations or as a group. If we choose to hire the individuals who are most familiar with our business and to acquire some or all the infrastructure that our business currently utilizes, we may enter into a business combination transaction with an affiliate of the Advisor.

All of these alternatives involve risks. If we become self-managed by hiring new employees and officers, or if we hire a new advisor, the transition to a new team could disrupt our business and adversely affect our operations and the value of your investment. Even if we purchase an affiliate of the Advisor or otherwise hire individuals who currently operate our business as employees of the Advisor, we are not likely to secure the services of all of the individuals who perform services on our behalf and our operations could suffer as a result. We cannot assure you that our stockholders would have an opportunity to vote on any internalization transaction.

The Revised Advisory Agreement is terminable upon 60 days' notice. If we restructure this agreement to reduce the costs associated with the management of our operations, the Advisor's financial condition could be adversely affected or the Advisor may decrease the level of service it provides to us in an effort to streamline its business and accommodate a new fee structure.  Either outcome could adversely affect our operations and the value of your investment in us.

We cannot assure you that we will become self-managed or successfully restructure the Revised Advisory Agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2013 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer-manager of the Initial Offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. On September 19, 2012, our board of directors determined that it is currently in our best interest not to conduct a follow-on public offering of shares of our common stock. Therefore, the Initial Offering is expected to terminate on June 10, 2013, pursuant to its terms. We may offer shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2013, we had raised gross offering proceeds under the Initial Offering of approximately $482.0 million from the sale of approximately 19.3 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $43.7 million, acquisition fees of approximately $9.6 million, and other offering expenses of approximately $9.6 million, we had raised aggregate net offering proceeds of approximately $419.1 million. We have invested the majority of the net offering proceeds raised through March 31, 2013 in commercial real estate properties. Going forward, we intend to continue to use net offering proceeds to satisfy our near-term debt requirements and fund additional capital expenditures, including improvements to our existing properties, as well as to fund potential future acquisitions of real estate properties.

(c)	During the quarter ended March 31, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	8,280	$22.68	8,280	(3)
February 2013	8,986	$22.74	8,986	(3)
March 2013	14,685	$22.70	14,685	(3)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2013 were made pursuant to the SRP.

(2)	We announced the commencement of the program on June 10, 2010, and it was subsequently amended on November 8, 2011 and August 13, 2012.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2013, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
Revised Advisory Agreement
On May 13, 2013, we entered into the Revised Advisory Agreement, which is effective from June 11, 2013 through June 10, 2014. Under the Revised Advisory Agreement, the monthly asset management fee is equal to one-twelfth of (a) 1.00% of the cost of (i) the properties owned other than through joint ventures and (ii) investments in joint ventures plus Wells Core Office Income REIT's allocable share of capital improvements made by the joint venture (“Adjusted Cost”), for so long as the Adjusted Cost is less than or equal to $605,000,000 and (b) 0.50% of Adjusted Cost over $605,000,000. In addition, the Revised Advisory Agreement eliminates (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. The Revised Advisory Agreement may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Revised Advisory Agreement without cause or penalty upon providing 60 days' prior written notice. Under the terms of the Revised Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith. All other terms are materially consistent with the current Advisory Agreement in effect through June 10, 2013.

(b)
There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A in respect of our 2012 annual stockholders' meeting.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

May 13, 2013	/s/ BRIAN M. DAVIS
Brian M. Davis Senior Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2013 FORM 10-Q OF
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

4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the Company's Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on March 28, 2013.

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company's Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on March 28, 2013.)

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