Form 10-Q
period 2013-06-30
WELLS CORE OFFICE INCOME REIT INC
filed 2013-08-12
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of July 31, 2013: 20,356,236 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2012 and Wells Core Office Income REIT's Quarterly Report on Form 10-Q for the period ended March 31, 2013, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2013 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2012. Wells Core Office Income REIT's results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $25,828,182 and $17,103,968 as of June 30, 2013 and December 31, 2012, respectively	414,549,573	414,793,340
Intangible lease assets, less accumulated amortization of $14,762,590 and $9,912,360 as of June 30, 2013 and December 31, 2012, respectively	51,828,665	56,791,405
Construction in progress	275,144	23,137
Total real estate assets	522,386,423	527,340,923
Cash and cash equivalents	7,836,816	15,955,896
Tenant receivables, net of allowance for doubtful accounts of $43,001 and $22,890 as of June 30, 2013 and December 31, 2012, respectively	8,636,728	4,184,620
Prepaid expenses and other assets	1,618,211	678,421
Deferred financing costs, less accumulated amortization of $2,882,239 and $2,279,275 as of June 30, 2013 and December 31, 2012, respectively	3,082,341	3,685,305
Intangible lease origination costs, less accumulated amortization of $4,919,923 and $3,176,459 as of June 30, 2013 and December 31, 2012, respectively	22,159,608	23,904,560
Deferred lease costs, less accumulated amortization of $730,281 and $352,176 as of June 30, 2013 and December 31, 2012, respectively	6,757,242	7,067,817
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$687,477,369	$697,817,542

Liabilities:
Line of credit	$38,000,000	$96,000,000
Notes payable	124,900,000	124,900,000
Accounts payable and accrued expenses	6,326,893	8,238,360
Accrued capital expenditures and deferred lease costs	4,318,853	5,385,438
Due to affiliates	6,136	715,303
Distributions payable	—	1,075,114
Deferred income	4,164,001	3,929,626
Intangible lease liabilities, less accumulated amortization of $320,492 and $147,370 as of June 30, 2013 and December 31, 2012, respectively	1,477,882	1,651,004
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	294,193,765	356,894,845

Commitments and Contingencies (Note 5)

Redeemable Common Stock	7,723,462	5,080,308

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,491,647 and 17,548,812 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	204,917	175,488
Additional paid-in capital	453,756,092	388,347,427
Cumulative distributions in excess of earnings	(61,664,247)	(47,246,703)
Redeemable common stock	(7,723,462)	(5,080,308)
Accumulated other comprehensive income (loss)	986,842	(353,515)
Total stockholders' equity	385,560,142	335,842,389
Total liabilities, redeemable common stock and stockholders' equity	$687,477,369	$697,817,542
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$13,284,921	$9,537,441	$26,548,515	$16,907,672
Tenant reimbursements	3,859,891	2,103,834	7,644,953	4,189,548
Other property income	—	39,714	—	39,714
	17,144,812	11,680,989	34,193,468	21,136,934
Expenses:
Property operating costs	5,635,169	3,604,821	11,244,021	6,464,361
Asset and property management fees:
Related-party	1,220,098	911,916	2,468,183	1,626,426
Other	334,225	80,594	497,829	124,873
Depreciation	4,431,200	3,039,506	8,730,620	5,431,060
Amortization	2,738,498	1,881,796	5,569,348	3,320,596
General and administrative	1,278,578	1,078,189	2,632,131	2,044,951
Acquisition fees and expenses	673,233	1,322,738	1,523,127	3,398,722
	16,311,001	11,919,560	32,665,259	22,410,989
Real estate operating income (loss)	833,811	(238,571)	1,528,209	(1,274,055)
Other income (expense):
Interest expense	(3,077,691)	(1,734,505)	(6,285,808)	(3,351,186)
Interest and other income (expense)	1,725,122	(24)	3,450,220	19
	(1,352,569)	(1,734,529)	(2,835,588)	(3,351,167)
Loss before income tax expense	(518,758)	(1,973,100)	(1,307,379)	(4,625,222)
Income tax expense	(47,812)	(48,343)	(99,417)	(93,422)
Net loss	$(566,570)	$(2,021,443)	$(1,406,796)	$(4,718,644)

Per-share net loss – basic and diluted	$(0.03)	$(0.16)	$(0.07)	$(0.42)
Weighted-average common shares outstanding – basic and diluted	19,859,741	12,485,518	19,067,673	11,272,412
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(566,570)	$(2,021,443)	$(1,406,796)	$(4,718,644)
Other comprehensive income:
Market value adjustment to interest rate swap	1,246,126	—	1,340,357	—
Comprehensive income (loss)	$679,556	$(2,021,443)	$(66,439)	$(4,718,644)
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389
Issuance of common stock	3,010,871	30,109	74,885,195	—	—	—	74,915,304
Redemption of common stock	(68,036)	(680)	(1,544,977)	—	—	—	(1,545,657)
Increase in redeemable common stock	—	—	—	—	(2,643,154)	—	(2,643,154)
Distributions to common stockholders ($0.68 per share)	—	—	—	(13,010,748)	—	—	(13,010,748)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(6,473,522)	—	—	—	(6,473,522)
Other offering costs	—	—	(1,458,031)	—	—	—	(1,458,031)
Net loss	—	—	—	(1,406,796)	—	—	(1,406,796)
Market value adjustment to interest rate swap	—	—	—	—	—	1,340,357	1,340,357
Balance, June 30, 2013	20,491,647	$204,917	$453,756,092	$(61,664,247)	$(7,723,462)	$986,842	$385,560,142

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$—	$179,334,927
Issuance of common stock	4,833,647	48,337	120,589,786	—	—	—	120,638,123
Redemption of common stock	(56,981)	(570)	(1,401,216)	—	—	—	(1,401,786)
Increase in redeemable common stock	—	—	—	—	(1,627,651)	—	(1,627,651)
Distributions to common stockholders ($0.75 per share)	—	—	—	(8,454,943)	—	—	(8,454,943)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(11,093,683)	—	—	—	(11,093,683)
Other offering costs	—	—	(2,467,436)	—	—	—	(2,467,436)
Net loss	—	—	—	(4,718,644)	—	—	(4,718,644)
Balance, June 30, 2012	13,820,255	$138,203	$305,826,051	$(31,589,529)	$(4,165,818)	$—	$270,208,907
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,406,796)	$(4,718,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line rental income	(3,987,333)	(1,548,711)
Depreciation	8,730,620	5,431,060
Amortization	6,987,908	4,282,989
Noncash interest expense	602,964	919,055
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in other tenant receivables	(641,419)	519,276
Decrease in prepaid expenses and other assets	47,052	3,733
Decrease in accounts payable and accrued expenses	(1,476,134)	(1,114,867)
Decrease in due to affiliates	(412,959)	(176,791)
Increase in deferred income	234,375	563,592
Net cash provided by operating activities	8,678,278	4,160,692

Cash Flows from Investing Activities:
Additions to real estate assets	(8,486,854)	(973,661)
Acquisition of real estate assets	—	(90,669,884)
Deferred lease costs paid	(1,284,711)	(959,116)
Net cash used in investing activities	(9,771,565)	(92,602,661)

Cash Flows from Financing Activities:
Deferred financing costs paid	—	(1,276)
Proceeds from lines of credit and notes payable	7,500,000	88,531,984
Repayments of lines of credit and notes payable	(65,500,000)	(92,805,791)
Issuance of common stock	74,876,287	120,404,022
Redemptions of common stock	(1,627,474)	(1,401,786)
Distributions paid to stockholders	(7,312,692)	(4,341,766)
Distributions paid to stockholders and reinvested in shares of our common stock	(6,773,170)	(3,859,692)
Commissions on stock sales and related dealer-manager fees paid	(6,642,331)	(10,821,380)
Other offering costs paid	(1,546,413)	(2,339,593)
Net cash (used in) provided by financing activities	(7,025,793)	93,364,722
Net change in cash and cash equivalents	(8,119,080)	4,922,753
Cash and cash equivalents, beginning of period	15,955,896	4,690,866
Cash and cash equivalents, end of period	$7,836,816	$9,613,619
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (unaudited)

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
On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended (the "Securities Act"), with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, shares of common stock in the primary offering were offered at a price of $25.00 per share, with discounts available to certain categories of purchases, and DRP shares were offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million, at which point active operations commenced. On January 26, 2012, the board of directors of Wells Core Office Income REIT approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013. Effective June 10, 2013, Wells Core Office Income REIT ceased offering shares in the primary offering of the Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to the DRP was continued pursuant to a Registration Statement on Form S-3. As of June 30, 2013, approximately 29.2 million shares remain available for sale under the DRP.
As of June 30, 2013, Wells Core Office Income REIT had raised offering proceeds under its public offerings of approximately $516.5 million from the sale of approximately 20.7 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $46.6 million, acquisition fees of $10.3 million, and other offering expenses of approximately $10.3 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $449.3 million, including net offering proceeds from the DRP of approximately $18.4 million. As of June 30, 2013, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets.
Wells Core Office Income REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased to creditworthy companies. As of June 30, 2013, Wells Core Office Income REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of June 30, 2013, these office properties were 99% leased.
Wells Core Office Income REIT executed an agreement with Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), under which the Advisor performs certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Revised Advisory Agreement"). The Revised Advisory Agreement is effective from June 11, 2013 through June 10, 2014 and replaced the previous agreement between Wells Core Office Income REIT and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement") (see Note 7 for additional information). The Advisor is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF") and has contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Wells Core Office Income REIT.
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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2013-02, Comprehensive Income Topic Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for Wells Core Office Income REIT for the period beginning on January 1, 2013. The adoption of ASU 2013-02 has not had a material impact on Wells Core Office Income REIT's financial statements or disclosures.
In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services - Investment Companies Topic Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 clarifies the characteristics of an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an entity is required to disclose (a) the fact that it is an investment company applying the guidance in the Financial Services - Investment Companies Topic, (b) information about any changes in the entity's status as an investment company, and (c) information about financial support provided to its investees. ASU 2013-08 will be effective for Wells Core Office Income REIT for the period beginning on January 1, 2014. Wells Core Office Income REIT expects that the adoption of ASU 2013-08 will not have a material impact on its financial statements or disclosures.

In July 2013, the FASB issued Accounting Standards Update 2013-10, Derivatives and Hedging Topic Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under the Derivatives and Hedging Topic, in addition to the United States Treasury rate and London Interbank Offered Rate ("LIBOR"). In addition, the restriction on using different benchmark rates for similar hedges is removed. ASU 2013-10 will be effective prospectively for Wells Core Office Income REIT for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Wells Core Office Income REIT expects that the adoption of ASU 2013-10 will not have a material impact on its financial statements or disclosures.
In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes Topic Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or not intended to be used to settle any additional income taxes that would result in the disallowance of a tax position in which case the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 will be effective prospectively for Wells Core Office Income REIT for the period beginning on January 1, 2014. Wells Core Office Income REIT expects that the adoption of ASU 2013-11 will not have a material impact on its financial statements or disclosures.
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

Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor
As of June 30, 2013 and December 31, 2012, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of June 30, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,544,901	$27,079,531	$1,798,374
Accumulated Amortization	(4,177,765)	(10,584,825)	(4,919,923)	(320,492)
Net	$9,868,589	$41,960,076	$22,159,608	$1,477,882

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,657,411	$27,081,019	$1,798,374
Accumulated Amortization	(3,010,440)	(6,901,920)	(3,176,459)	(147,370)
Net	$11,035,914	$45,755,491	$23,904,560	$1,651,004

For the three months and six months ended June 30, 2013 and 2012, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30:
2013	$583,663	$1,851,190	$872,448	$86,561
2012	$482,772	$1,288,647	$583,866	$28,787

For the six months ended June 30:
2013	$1,167,325	$3,795,415	$1,744,952	$173,122
2012	$953,830	$2,276,690	$1,027,349	$57,573

The remaining net intangible lease assets and liabilities as of June 30, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ending December 31, 2013	$1,167,325	$3,723,545	$1,744,841	$173,121
For the year ending December 31:
2014	2,315,385	7,383,644	3,486,073	346,243
2015	2,196,627	7,143,411	3,367,226	343,758
2016	2,149,989	6,708,133	3,249,563	115,146
2017	1,106,015	5,288,517	2,782,250	115,146
2018	641,489	4,469,513	2,412,542	115,146
Thereafter	291,759	7,243,313	5,117,113	269,322
Total	$9,868,589	$41,960,076	$22,159,608	$1,477,882
Weighted-Average Amortization Period	5 years	7 years	7 years	6 years

Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of the 64 & 66 Perimeter Center Buildings, Wells Core Office Income REIT has assumed investments in development authority bonds and corresponding obligations under capital leases of land and buildings totaling $115.0 million. The local development authority issued bonds to a developer to finance the renovation of these buildings, which were then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Wells Core Office Income REIT upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which Wells Core Office Income REIT believes approximate fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss).
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
Redeemable Common Stock
Under Wells Core Office Income REIT's share redemption program, as amended ("SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of June 30, 2013, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP less amounts redeemed during the immediately preceding 12-month period.

As of June 30, 2013 and December 31, 2012, approximately $5.8 million, or 245,282 shares, and $4.3 million, or 177,246 shares, respectively, of Wells Core Office Income REIT's common stock had been redeemed. As of June 30, 2013, all eligible shares tendered for redemption were redeemed. As of December 31, 2012, approximately $81,800, or 3,596 shares, of Wells Core Office Income REIT's common stock was tendered for redemption and is included in accounts payable and accrued expenses in the accompanying consolidated balances sheets.

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
The following table provides additional information related to Wells Core Office Income REIT's interest rate swap as of June 30, 2013 and December 31, 2012:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other assets (Accounts payable and accrued expenses)	$986,842	$(353,515)
During the three months and six months ended June 30, 2013 and 2012, Wells Core Office Income REIT recorded the following amounts related to the interest rate swap:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$1,246,126	$—	$1,340,357	$—

During the periods presented, there was no hedge ineffectiveness on the interest rate swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.
Wells Core Office Income REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swap at fair value. The fair value of the interest rate swap, classified under Level 2, was determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, and reasonable estimates about relevant future market conditions.
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

3.     Real Estate Acquisitions
Pro Forma Financial Information for Real Estate Acquisitions
Wells Core Office Income REIT did not acquire any real properties during the six months ended June 30, 2013. Wells Core Office Income REIT acquired the South Lake Building on March 22, 2012, the Four Parkway North Building on July 2, 2012, the 2275 Cabot Drive Building on September 5, 2012, the 4650 Lakehurst Court Building on December 7, 2012, and the 64 & 66 Perimeter Center Buildings on December 28, 2012 (collectively, the "2012 Acquisitions"). The following unaudited pro forma information presented for the three months and six months ended June 30, 2012 has been presented for Wells Core Office Income REIT to give effect to the 2012 Acquisitions as if the acquisitions occurred on January 1, 2012. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on January 1, 2012.

	Three months ended June 30, 2012	Six months ended June 30, 2012
Revenues	$16,822,606	$33,656,288
Net loss	$(1,617,962)	$(3,649,309)
Per-share net loss – basic and diluted	$(0.08)	$(0.18)
Weighted-average common shares outstanding – basic and diluted	20,491,647	20,491,647

4.     Lines of Credit and Notes Payable
As of June 30, 2013 and December 31, 2012, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	June 30, 2013	December 31, 2012
Wells Core Revolving Facility	$38,000,000	$96,000,000
Wells Core Term Loan	100,000,000	100,000,000
Technology Way Loan	24,900,000	24,900,000
Total indebtedness	$162,900,000	$220,900,000
Wells Core Unsecured Debt Facility
Wells Core Office Income REIT is a party to an unsecured credit facility (the "Wells Core Unsecured Debt Facility") with a syndicate of banks led by Regions Bank ("Regions"), U.S. Bank National Association ("U.S. Bank"), and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the Wells Core Unsecured Debt Facility, Wells Core Office Income REIT may borrow up to a total of $300 million (the "Facility Amount"), subject to availability. The Facility Amount is comprised of a revolving credit facility in an amount up to $200 million (the "Wells Core Revolving Facility") and a term loan facility in an amount up to $100 million (the "Wells Core Term Loan"). The Wells Core Revolving Facility and the Wells Core Term Loan will be due and payable in full on September 26, 2015 and September 26, 2017, respectively, subject to certain extension options. The proceeds of the Wells Core Unsecured Debt Facility may be used by Wells Core Office Income REIT to acquire properties and for working capital, capital expenditures and other general corporate purposes. Draws under the Wells Core Unsecured Debt Facility are supported by properties directly owned by the Wells Core Office Income REIT's subsidiaries that Wells Core Office Income REIT has elected to add to the borrowing base. These borrowing base properties are not available to be used as collateral for any other debt arrangements.
Wells Core Office Income REIT also had standby letters of credit outstanding of $3.7 million and $18.7 million at June 30, 2013 and December 31, 2012, respectively, which reduce the availability of funds under the Wells Core Revolving Facility. The outstanding letters of credit are for the benefit of State Farm Mutual Auto Insurance, Co. related to tenant improvement obligations under its lease at the 64 & 66 Perimeter Center Buildings. None of the letters of credit are recorded as a liability on the consolidated balance sheets, and they will be released pursuant to the terms of the respective lease agreements.

The Wells Core Unsecured Debt Facility contains certain restrictive covenants. As of June 30, 2013, Wells Core Office Income REIT believes it was in compliance with all restrictive covenants of its outstanding debt obligations.

Fair Value of Outstanding Debt
As of June 30, 2013, Wells Core Office Income REIT's total indebtedness approximated fair value. The estimated fair value of Wells Core Office Income REIT's total indebtedness as of December 31, 2012 was approximately $226.6 million. Wells Core Office Income REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of June 30, 2013 and December 31, 2012, the weighted-average interest rate on Wells Core Office Income REIT's outstanding debt was approximately 1.93% and 2.83%, respectively. Wells Core Office Income REIT made the following interest payments on its borrowings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Lines of credit	$529,776	$1,239,974	$1,107,194	$2,067,565
Wells Core Term Loan	489,972	—	944,639	—
Mortgage notes payable	140,105	251,276	277,524	504,600
	$1,159,853	$1,491,250	$2,329,357	$2,572,165

No interest was capitalized during the six months ended June 30, 2013 and 2012.

5.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of June 30, 2013:

For the six months ending December 31, 2013	$3,450,000
For the year ending December 31:
2014	6,900,000
2015	6,900,000
2016	6,900,000
2017	6,900,000
2018	6,900,000
Thereafter	171,925,000
209,875,000
Amounts representing interest	(94,875,000)
Total	$115,000,000
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
6.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended
	June 30,
	2013	2012
Other liabilities assumed upon acquisition of properties	$—	$230,116
Commissions on stock sales and related dealer-manager fees due to affiliate	$6,129	$203,619
Other offering costs due to affiliate	$—	$185,069
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$1,340,357	$—
Accrued capital expenditures and deferred lease costs	$275,594	$73,691
Distributions payable	$—	$837,022
Discounts applied to issuance of common stock under primary offering	$39,017	$234,101
Discounts applied to issuance of common stock under DRP	$356,483	$203,137
Increase in redeemable common stock	$2,643,154	$1,627,651

7.     Related-Party Transactions
Advisory Agreement
Wells Core Office Income REIT was party to the Original Advisory Agreement with the Advisor, effective through June 10, 2013, under which the Advisor was required to perform services and was compensated for such services. On May 13, 2013, Wells Core Office Income REIT entered into the Revised Advisory Agreement, which is effective from June 11, 2013 through June 10, 2014. Prior to June 11, 2013, the Advisor was entitled to the following fees and reimbursements pursuant to the Original Advisory Agreement:

•
Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells Core Office Income REIT, not to exceed 2.0% of gross offering proceeds as of the date of reimbursement. Organization and offering expenses may include legal costs, accounting costs, printing costs, personnel expenses, and other bona fide offering-related costs. When reimbursing the Advisor for organization and offering expenses, subject to the above-described limitation, Wells Core Office Income REIT first reimbursed all costs incurred by third parties to date; once all third-party costs had been reimbursed, Wells Core Office Income REIT then reimbursed the Advisor for personnel expenses incurred to date.

•
Acquisition fees of 2.0% of gross offering proceeds from the primary offering and the DRP, subject to certain limitations. Wells Core Office Income REIT also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions.

•
Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (i) the properties owned other than through joint ventures and (ii) investments in joint ventures plus Wells Core Office Income REIT's allocable share of capital improvements made by the joint venture.

•
Debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn), originated, obtained, or otherwise assumed by or for Wells Core Office Income REIT, including mortgage debt, lines of credit, and other term indebtedness; provided that, notwithstanding the annual nature of the fee, in no event did Wells Core Office Income REIT pay an aggregate amount of more than 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements.

•
Reimbursement for all costs and expenses the Advisor incurred in fulfilling its duties as the asset manager, including wages and salaries (but excluding bonuses) and other employee-related expenses of the Advisor's employees, who perform a full range of real estate services for Wells Core Office Income REIT, including management, administration, operations, and marketing, and were allocated to Wells Core Office Income REIT, provided that such expenses were not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee or that were reimbursable under a property management agreement or other agreement between Wells Core Office Income REIT and the Advisor or its affiliates. Such costs and expenses were allocated to Wells Core Office Income REIT for reimbursement based upon an allocation methodology approved annually by the conflicts committee of the board of directors. Total operating expenses of Wells Core Office Income REIT, including the reimbursement of these costs and expenses to the Advisor, are limited as described below in Limitation on Operating Expenses.

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

Effective June 11, 2013, pursuant to the Revised Advisory Agreement, the monthly asset management fee is equal to one-twelfth of (a) 1.00% of the cost of the properties owned other than through joint ventures and investments in joint ventures plus Wells Core Office Income REIT's allocable share of capital improvements made by the joint venture (“Adjusted Cost”), for so long as the Adjusted Cost is less than or equal to $605,000,000 and (b) 0.50% of Adjusted Cost over $605,000,000. In addition, the Revised Advisory Agreement eliminated (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. The Revised Advisory Agreement may be renewed for an unlimited number of successive periods up to one-year each upon the mutual consent of the parties. Either party may terminate the Revised Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other party. Under the terms of the Revised Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith. All other terms of the Revised Advisory Agreement are materially consistent with the Original Advisory Agreement in effect through June 10, 2013.

Under the terms of the Original Advisory Agreement, Wells Core Office Income REIT was obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of its common stock to the public under the Initial Offering. The Advisor incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $20.0 million. Wells Core Office Income REIT incurred and charged to additional paid-in capital cumulative other offering costs of approximately $10.3 million related to the Initial Offering, which represented approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. Upon the expiration of the primary portion of the Initial Offering on June 10, 2013, the remaining $9.7 million of organization and offering expenses that had not been incurred and charged to additional paid-in capital by Wells Core Office Income REIT was expensed by the Advisor and is not subject to reimbursement by Wells Core Office Income REIT.

Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses mean all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended June 30, 2013, Wells Core Office Income REIT's total operating expenses did not exceed the above-referenced limitations.
Dealer-Manager Agreement
Wells Core Office Income REIT is party to a dealer-manager agreement (the "Dealer-Manager Agreement") with Wells Investment Securities, Inc. ("WIS"), whereby WIS, an affiliate of Wells Capital, performed the dealer-manager function for Wells Core Office Income REIT's Initial Offering. For these services, WIS earned a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells Core Office Income REIT, all of which was re-allowed to participating broker/dealers. Wells Core Office Income REIT pays no commissions on shares issued under the DRP.
Additionally, Wells Core Office Income REIT was required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells Core Office Income REIT's stock at the time the shares were sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds was re-allowed by WIS to participating broker/dealers. Wells Core Office Income REIT pays no dealer-manager fees on shares issued under the DRP.
The payment of fees under the Dealer-Manager Agreement ceased on June 10, 2013 in connection with the expiration of the primary portion of the Initial Offering.
Master Property Management, Leasing, and Construction Agreement
Wells Core Office Income REIT, the Advisor, and Wells Management, an affiliate of Wells Capital, are party to a Master Property Management, Leasing, and Construction Management Agreement (the "Management Agreement") under which Wells Management may receive the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain Wells Core Office Income REIT properties:

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

The Management Agreement was renewed on August 12, 2013 for an additional one-year term. Wells Core Office Income REIT does not expect to incur property management fees under this agreement going forward since all properties are currently managed by third-party providers.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Commissions, net of discounts(1)(2)	$2,137,927	$4,238,774	$4,731,169	$7,950,394
Asset management fees	1,220,098	754,877	2,355,883	1,337,547
Dealer-manager fees, net of discounts(1)	772,456	1,543,997	1,703,336	2,909,188
Acquisition fees	689,353	1,277,240	1,497,526	2,408,080
Other offering costs(1)	649,858	1,370,220	1,458,031	2,467,436
Administrative reimbursements	590,640	555,850	1,321,034	1,110,568
Debt financing fee	126,350	168,000	288,800	336,000
Property management fees	—	157,039	112,300	288,879
Total	$6,186,682	$10,065,997	$13,468,079	$18,808,092

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months and six months ended June 30, 2013 and 2012.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months and six months ended June 30, 2013 and 2012.

Due to Affiliates
The detail of amounts due to affiliates is provided below as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Administrative reimbursements	$—	$266,047
Property management fees	—	58,537
Other offering costs	—	88,382
Acquisition fees	7	88,382
Commissions and dealer-manager fees	6,129	213,955
Total	$6,136	$715,303
Conflicts of Interest
As of June 30, 2013, the Advisor had no direct employees. The Advisor is a wholly owned subsidiary of WREF and has contracted with Wells Capital and Wells Management to perform many of its obligations under the Revised Advisory Agreement. Until such time, if ever, as the Advisor hires sufficient personnel of its own to perform the services under the Revised Advisory Agreement, it will continue to rely upon employees of Wells Capital and Wells Management. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Revised Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

One of the members of Wells Core Office Income REIT's board of directors also serves on the board of Wells Timberland REIT, Inc., a REIT currently sponsored by WREF, and, accordingly, may encounter certain conflicts of interest regarding investment and operational decisions.
Operational Dependency
Wells Core Office Income REIT has contracted with the Advisor and Wells Management to provide certain services that are essential to Wells Core Office Income REIT, including asset management services, the supervision of the property management and leasing of some properties owned by Wells Core Office Income REIT, asset acquisition and disposition services, as well as other administrative responsibilities for Wells Core Office Income REIT, including accounting services, stockholder communications, and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells Core Office Income REIT's operations are dependent upon the Advisor, Wells Capital and Wells Management.
The Advisor, Wells Capital and Wells Management are owned and controlled by WREF. Historically, the operations of Wells Capital, Wells Management, the Advisor, and their affiliates represent substantially all of the business of WREF. Accordingly, Wells Core Office Income REIT focuses on the financial condition of WREF when assessing the financial condition of the Advisor, Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells Core Office Income REIT might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the management of current assets owned by Wells Core Office Income REIT and other WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by Wells Core Office Income REIT and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of June 30, 2013, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells Core Office Income REIT, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under a consulting agreement with Columbia Property Trust, Inc. ("Columbia"). Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
8.     Subsequent Event
Declaration of Distributions
On August 12, 2013, Wells Core Office Income REIT's board of directors declared a distribution to stockholders for the period of June 16, 2013 through September 15, 2013 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of September 15, 2013. Such distributions will be paid in September 2013.

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
Overview
We operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office properties leased to creditworthy entities located in major metropolitan areas throughout the United States. As of June 30, 2013, we owned 13 real estate properties, consisting of approximately 2.6 million square feet. These office properties were 99% leased as of June 30, 2013.
We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We acquired our first real estate asset in October 2010. Effective June 10, 2013, we ceased offering shares in the primary offering of our Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to our DRP was continued pursuant to a Registration Statement on Form S-3. As of June 30, 2013, we had raised gross offering proceeds of approximately $516.5 million through the issuance of common stock in our public offering, including proceeds from our DRP, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds. These activities caused fluctuations in the results of our operations and in interest expense. In addition, as required under GAAP, we expensed costs incurred in connection with the acquisition of real estate assets, including acquisition fees of 2.0% of gross offering proceeds raised under our public offering.
Upon the conclusion of our fundraising and acquisition phases, we intend to concentrate our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders. In doing so, we may elect to make strategic acquisitions and dispositions, and may look to enter into favorable debt transactions. Our operating strategy entails actively managing our portfolio to generate sufficient cash flow from operations to meet our required obligations and to provide current income through cash distributions to our investors; further diversifying our portfolio, specifically related to the diversity of lease expiration dates, while maintaining a moderate leverage profile; considering appropriate actions for future lease expirations resulting in receipt of increased rents over longer terms; and controlling administrative operating expenses as a percentage of revenues. With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as (i) addressing the risks associated with our lease expiration dates, specifically in 2017 and 2019, and (ii) repaying or refinancing our outstanding borrowings as they become due.

In connection with the expiration of the primary portion of the Initial Offering on June 10, 2013, we revised the advisory agreement with the Advisor, effective June 11, 2013, for the purpose of reducing general and administrative operating expenses and asset management fees to be incurred on future real estate investments above the cost of our current investments. General and administrative operating expenses are expected to decrease due to the eliminations of the debt financing fee and the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. In exchange, the annual asset management fee on the costs of our current real estate investments (up to $605.0 million) increased from 0.75% to 1.00%. Any additional real estate investments in excess of $605.0 million will bear annual asset management fees of 0.50%. While asset management fees are expected to increase in future quarters as a result of entering into the Revised Advisory Agreement, we expect that the anticipated decrease in general and administrative expenses will offset this increase resulting in a net cost savings to us.

Per the terms of our charter, we presently intend to effect a transaction that will provide liquidity to all of our stockholders by July 31, 2020. However, a sale of our portfolio or a merger transaction well in advance of 2020 may be in our best interest. As such, we intend to explore strategic alternatives in the near term and may choose not to acquire additional properties with our excess borrowing capacity on the Wells Core Revolving Facility until we have more information regarding our strategic alternatives. Notwithstanding the execution of such a strategic alternative, our shares remain illiquid and we may not effect a liquidity event before or even by our original targeted date of July 31, 2020.

We have contracted with the Advisor to provide certain services that are essential to our operations, including asset management services, supervision of property management and leasing, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, stockholder communications and investor relations. In addition, the Advisor has engaged Wells Capital to retain the use of its employees to carry out certain of these services. The Advisor, Wells Management and Wells Capital are owned and controlled by WREF. As a result, our operations are dependent upon WREF. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Additionally, as we explore strategic alternatives, some of which could involve the termination of the advisory services provided by WREF through the Advisor, WREF employees may question the long-term security of their positions and may themselves explore alternatives, which could result in the resignation of their employment with WREF.  In the event that WREF is not able to retain such employees, WREF may no longer be able to provide the same level of service that we have enjoyed to date.

Liquidity and Capital Resources
Overview
During the six months ended June 30, 2013, we raised proceeds under our public offerings, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $65.1 million, all of which was used to repay funds borrowed in connection with the acquisition of real estate properties in advance of raising equity proceeds and fund acquisition fees.
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
We anticipate that our primary sources of future capital will be derived from operating cash flows, proceeds from our DRP, and draws from the Wells Core Revolving Facility. We expect that our primary uses of capital will continue to include stockholder distributions, redemptions of shares of our common stock under our SRP, and capital expenditures, such as building improvements, tenant improvements and leasing costs. Stockholder distributions will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our determination of near-term cash needs for capital expenditures at our properties and debt repayments, and our expectations of future operating cash flow generated from our properties.
Short-Term Liquidity and Capital Resources
Net cash used in financing activities for the six months ended June 30, 2013 was approximately $7.0 million. During the six months ended June 30, 2013, we generated net proceeds from the sale of common stock under the Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $65.1 million, all of which was used to pay down debt and fund acquisition fees. During the six months ended June 30, 2013, we received gross debt proceeds of $7.5 million from the Wells Core Revolving Facility, which were used to fund a portion of our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings. We repaid $65.5 million on the Wells Core Revolving Facility during the six months ended June 30, 2013.
During the six months ended June 30, 2013, net cash provided by operating activities was approximately $8.7 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, acquisition-related costs, asset and property management fees, and general and administrative costs, such as legal, accounting and other processional fees. During the six months ended June 30, 2013, acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering, but which under GAAP reduced net cash from operating activities, were approximately $1.7 million. During the six months ended June 30, 2013, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $14.1 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the six months ended June 30, 2013, net cash used in investing activities was approximately $9.8 million, primarily related to funding a portion of our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings. We expect to utilize the residual cash balance of approximately $7.8 million as of June 30, 2013 to satisfy current and future liabilities.
On August 12, 2013, our board of directors declared a distribution for stockholders of record as of September 15, 2013 in an amount equal to $0.375 per share. We expect to pay this distribution in September 2013. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of these distributions.

As of June 30, 2013, the Wells Core Unsecured Debt Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	June 30, 2013
Fixed-charge coverage ratio	Greater than 1.75x	6.35
Total debt to total asset value ratio	Less than 55%	27%
Secured debt to consolidated tangible assets	Less than 40%	6%
Secured debt, excluding non-recourse debt, to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $317.7 million(1)	$439.2 million
Net distributions paid to funds from operations	Less than 90%(2)	N/A(2)

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

As of June 30, 2013, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Wells Core Unsecured Debt Facility. We also believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of July 31, 2013, we had access to borrowing capacity under the Wells Core Unsecured Debt Facility of $155.3 million.

Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include proceeds from secured or unsecured financings from banks and other lenders, proceeds from our DRP, and net cash flows from operations, including proceeds from strategic property sales. We anticipate funding distributions to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund distributions as well.
We expect that our principal demands for capital will include operating expenses, including interest expense on any outstanding indebtedness; capital improvements for our properties; repayment of debt; distributions; and redemptions of shares of our common stock under the SRP.
In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. In addition, distributions may be lower to the extent that operating cash flow is reserved to fund future capital expenditures for our existing portfolio in order to achieve our investment objectives and maintain our operating strategy. Substantially all net proceeds generated from the sale of shares under our DRP or from debt financing will be available to fund capital expenditures, redemptions of shares of our common stock under the SRP, and to pay down outstanding borrowings.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Over the short term, we expect to temporarily draw on the Wells Core Revolving Facility to fund capital improvements to our existing properties, as well as potential future acquisitions of real estate properties. Additionally, we may place long-term debt on our existing properties and any properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds under our DRP, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. As of June 30, 2013, our debt-to-real-estate-asset ratio was approximately 28%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to further diversify our portfolio of office properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our Conflicts Committee approve any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.
Contractual Obligations and Commitments
As of June 30, 2013, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$162,900,000	$—	$62,900,000	$100,000,000	$—
Estimated interest on debt obligations(1)	12,919,472	2,482,778	6,298,835	4,137,859	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Tenant allowances	3,979,060	3,979,060	—	—	—
Total	$294,798,532	$6,461,838	$69,198,835	$104,137,859	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(2)
Amounts include principal obligations only. We will incur an additional $94.9 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 5 to the accompanying consolidated financial statements).

Distributions
During the Initial Offering period, our board of directors typically declared distributions to common stockholders in advance of a period spanning approximately one quarter using daily record dates. Following the expiration of the Initial Offering, future quarterly distributions will be based on a single record date at the end of the quarterly period. In determining the rate of stockholder distributions, our board considers a number of factors, including the current and future levels of cash available to fund stockholder distributions, which is dependent upon the operations of our properties, our current and future projected financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

When evaluating the amount of current and future cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as measured in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. In accordance with Accounting Standards Codification Topic 805 Business Combinations ("ASC 805"), we expense all acquisition-related costs as incurred. Acquisition-related costs include acquisition fees payable to the Advisor (see Note 7 to our accompanying consolidated financial statements); customary third-party costs, such as legal fees and expenses; costs of appraisals; accounting fees and expenses; title insurance premiums; and other closing costs. As provided in the prospectus for the Initial Offering, acquisition-related costs are funded with cash generated from the sale of common stock in the Initial Offering and the DRP and, therefore, are not funded with cash generated from operations.

Generally, our policy is to pay distributions based on current and projected cash flow from operations after giving consideration to amounts excluded from cash flow from operations under GAAP but paid for out of proceeds from our public offerings, such as acquisition-related expenses. Over the long term, we expect to fund stockholder distributions principally with cash flow from operations (reflecting the impact of ASC 805); however, in the short term, we may also temporarily use borrowings on a short-term basis to fund stockholder distributions.
Our board of directors declared distributions for stockholders of record from December 16, 2012 through and including March 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in March 2013.
Our board of directors declared distributions for stockholders of record from March 16, 2013 through and including June 15, 2013 in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price). These distributions were paid in June 2013.
For the six months ended June 30, 2013, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $14.1 million. During the same period, net cash provided by operating activities was approximately $8.7 million, including approximately $1.7 million of acquisition-related costs paid with proceeds from our public offerings, but which under GAAP reduced net cash from operating activities. As a result, the distributions paid to common stockholders for the six months ended June 30, 2013, as described above, were funded with approximately $8.7 million (reflecting the impact of ASC 805 as described above) from cash provided by operating activities, and the remaining amount of approximately $5.4 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that (i) quarterly cash flows from operating activities have been used to fund annual payments of operating expenses and (ii) acquisition-related costs have reduced net cash flows from operating activities.
On August 12, 2013, our board of directors declared a distribution to stockholders for the period of June 16, 2013 through September 15, 2013 in the amount of $0.375 per share on the outstanding shares of common stock payable to stockholders of record as of September 15, 2013. This rate equates to a 6.0% annualized yield on a $25.00 original share price and is consistent with the quarterly distribution rates declared since the second quarter of 2011. Such distributions will be paid in September 2013.
Results of Operations
Overview
We commenced active operations on September 29, 2010 and acquired two properties during the year ended December 31, 2010, six properties during the year ended December 31, 2011, and five properties during the year ended December 31, 2012. As of June 30, 2013 our portfolio consisted of 13 properties. Accordingly, the results of operations presented for the three months and six months ended June 30, 2013 and 2012 are not directly comparable.

Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012
Rental income and tenant reimbursements increased to approximately $13.3 million and $3.9 million, respectively, for the three months ended June 30, 2013 from approximately $9.5 million and $2.1 million, respectively, for the three months ended June 30, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, rental income and tenant reimbursements in future quarters are expected to remain at a similar level as compared to the second quarter of 2013.
Property operating costs and asset and property management fees increased to approximately $5.6 million and $1.6 million, respectively, for the three months ended June 30, 2013 from approximately $3.6 million and $1.0 million, respectively, for the three months ended June 30, 2012, primarily as a result of the growth in the portfolio during 2012. Property operating costs and management fees represented approximately 42% and 39% of total revenues for the three months ended June 30, 2013 and June 30, 2012, respectively. Absent any additional acquisitions, property operating costs in future quarters are expected to remain at a similar level as compared to the second quarter of 2013. We expect asset management fees to increase in future quarters as a result of entering into the Revised Advisory Agreement, effective June 11, 2013; however, we expect that the anticipated decrease in general and administrative expenses discussed below will offset this increase and result in a net cost savings to us. Please refer to Note 7 of our accompanying consolidated financial statements for further explanation.
Depreciation of real estate and amortization of lease costs increased to approximately $4.4 million and $2.7 million, respectively, for the three months ended June 30, 2013 from approximately $3.0 million and $1.9 million, respectively, for the three months ended June 30, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, depreciation and amortization in future quarters are expected to remain at a similar level as compared to the second quarter of 2013.
General and administrative expenses increased to approximately $1.3 million for the three months ended June 30, 2013 from approximately $1.1 million for the three months ended June 30, 2012, primarily due to (i) an increase in transfer agent and proxy expenses as a result of a higher number of investor accounts, and (ii) an increase in legal services incurred during the second quarter of 2013. General and administrative expenses, as a percentage of total revenues, decreased to approximately 7% for the three months ended June 30, 2013 from approximately 9% for the three months ended June 30, 2012. Absent any additional acquisitions, we anticipate future general and administrative expenses, as measured in gross dollars and as a percentage of total revenues, to decrease in future quarters as a result of entering into the Revised Advisory Agreement, effective June 11, 2013, which eliminates (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. Please refer to Note 7 of our accompanying consolidated financial statements for further explanation.
Acquisition fees and expenses decreased to approximately $0.7 million for the three months ended June 30, 2013 from approximately $1.3 million for the three months ended June 30, 2012, primarily due to a decrease in the amount of equity proceeds raised under our Initial Offering during the second quarter of 2013 as compared to the same period in

2012. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 7 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to decrease as a result of the expiration of our Initial Offering on June 10, 2013.
Interest expense increased to approximately $3.1 million for the three months ended June 30, 2013 from approximately $1.7 million for the three months ended June 30, 2012, primarily due to incurring interest expense related to capital lease obligations assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest expense related to capital lease obligations is completely offset by an increase in interest and other income from related investments in development authority bonds. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the opportunities to acquire real estate assets consistent with our investment objectives and the effect of market conditions on interest rates.
Interest and other income (expense) increased to approximately $1.7 million for the three months ended June 30, 2013 from $(24) for the three months ended June 30, 2012, primarily due to recognizing interest income related to investments in development authority bonds assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. We anticipate interest and other income will remain relatively stable, as compared to the second quarter of 2013, in future periods.
Our net loss decreased to approximately $0.6 million for the three months ended June 30, 2013 from approximately $2.0 million for the three months ended June 30, 2012, primarily due to an increase in our real estate operating income of approximately $1.1 million as a result of the growth in the portfolio during 2012 and a reduction in acquisition fees and expenses. We sustained a net loss for the three months ended June 30, 2013 as a result of incurring interest expense, net of interest income, of approximately $1.4 million, which was incurred in connection with borrowings used to finance the purchase of real estate properties in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.03 for the three months ended June 30, 2013 from approximately $0.16 for the three months ended June 30, 2012 due to an approximate increase in weighted-average shares outstanding of 7.4 million shares and the decrease in our net loss. We expect future net income (loss) and net income (loss) per share to improve, as compared to the second quarter of 2013, as a result of the anticipated decrease in acquisition fees and expenses associated with the expiration of the Initial Offering.
Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012
Rental income and tenant reimbursements increased to approximately $26.5 million and $7.6 million, respectively, for the six months ended June 30, 2013 from approximately $16.9 million and $4.2 million, respectively, for the six months ended June 30, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, rental income and tenant reimbursements in future quarters are expected to remain at a similar level as compared to the six months ended June 30, 2013.
Property operating costs and asset and property management fees increased to approximately $11.2 million and $3.0 million, respectively, for the six months ended June 30, 2013 from approximately $6.5 million and $1.8 million, respectively, for the six months ended June 30, 2012, primarily as a result of the growth in the portfolio during 2012. Property operating costs and management fees represented approximately 42% and 39% of total revenues for the six months ended June 30, 2013 and June 30, 2012, respectively. Absent any additional acquisitions, property operating costs in future periods are expected to remain at a similar level as compared to the six months ended June 30, 2013. We expect asset management fees to increase in future periods as a result of entering into the Revised Advisory Agreement, effective June 11, 2013; however, we expect that the anticipated decrease in general and administrative expenses discussed below will offset this increase and result in a net cost savings to us. Please refer to Note 7 of our accompanying consolidated financial statements for further explanation.

Depreciation of real estate and amortization of lease costs increased to approximately $8.7 million and $5.6 million, respectively, for the six months ended June 30, 2013 from approximately $5.4 million and $3.3 million, respectively, for the six months ended June 30, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, depreciation and amortization in future periods are expected to remain at a similar level as compared to the six months ended June 30, 2013.
General and administrative expenses increased to approximately $2.6 million for the six months ended June 30, 2013 from approximately $2.0 million for the six months ended June 30, 2012, primarily due to (i) an increase in transfer agent and proxy expenses as a result of a higher number of investor accounts, and (ii) increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2012. General and administrative expenses, as a percentage of total revenues, decreased to approximately 8% for the six months ended June 30, 2013 from approximately 10% for the six months ended June 30, 2012. Absent any additional acquisitions, we anticipate future general and administrative expenses, as measured in gross dollars and as a percentage of total revenues, to decrease in future periods as a result of entering into the Revised Advisory Agreement, effective June 11, 2013, which eliminates (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. Please refer to Note 7 of our accompanying consolidated financial statements for further explanation.
Acquisition fees and expenses decreased to approximately $1.5 million for the six months ended June 30, 2013 from approximately $3.4 million for the six months ended June 30, 2012, primarily due to (i) non-recurring costs paid to third parties, including transfer taxes, in connection with the acquisition of the South Lake Building in the first quarter of 2012, and (ii) a decrease in the amount of equity proceeds raised under our Initial Offering during the first six months of 2013 as compared to the same period in 2012. We incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 7 of our accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to decrease as a result of the expiration of our Initial Offering on June 10, 2013.
Interest expense increased to approximately $6.3 million for the six months ended June 30, 2013 from approximately $3.4 million for the six months ended June 30, 2012, primarily due to incurring interest expense related to capital lease obligations assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest expense related to capital lease obligations is completely offset by an increase in interest and other income from related investments in development authority bonds. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the opportunities to acquire real estate assets consistent with our investment objectives and the effect of market conditions on interest rates.
Interest and other income increased to approximately $3.5 million for the six months ended June 30, 2013 from $19 for the six months ended June 30, 2012, primarily due to recognizing interest income related to investments in development authority bonds assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. We anticipate interest and other income will remain relatively stable, as compared to the six months ended June 30, 2013, in future periods.
Our net loss decreased to approximately $1.4 million for the six months ended June 30, 2013 from approximately $4.7 million for the six months ended June 30, 2012, primarily due to an increase in our real estate operating income of approximately $2.8 million as a result of the growth in the portfolio during 2012 and a reduction in acquisition fees and expenses. We sustained a net loss for the six months ended June 30, 2013 as a result of incurring interest expense, net of interest income, of approximately $2.8 million, which was incurred in connection with borrowings used to finance the purchase of real estate properties in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.07 for the six months ended June 30, 2013 from approximately $0.42 for the six months ended June 30, 2012 due to an approximate increase in weighted-average shares outstanding of 7.8 million shares and the decrease in our net loss. We expect future net income (loss) and net income (loss) per share to improve, as compared to the six months ended June 30, 2013, as a result of the anticipated decrease in acquisition fees and expenses associated with the expiration of the Initial Offering.
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

Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation than they are during the period after their capital raising activities have ceased. As disclosed in the prospectus for the Initial Offering, we used the proceeds raised under the Initial Offering to acquire properties, repay indebtedness used to acquire properties, and increase our borrowing capacity. We opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under the Initial Offering in order to more quickly build a larger and more diversified portfolio. In conjunction with certain acquisitions, we may enter into a master lease agreement with the seller, whereby the seller is obligated to pay us rent pertaining to certain spaces impacted by existing rental abatements. As such, in addition to the above items prescribed by IPA's Practice Guideline, we also adjust for noncash interest expense and master lease proceeds. Noncash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. In accordance with GAAP, master lease proceeds are recorded as an adjustment to the basis of real estate assets at the time of acquisition, and, accordingly, are not included in revenues, net income, or FFO. This application results in income recognition that can differ significantly from current contract terms. Management believes that the measure resulting from an adjustment to MFFO for noncash interest expense and master lease proceeds, which we refer to as adjusted funds from operations ("AFFO"), provides supplemental information that (i) allows for better comparability of reporting periods and (ii) is reflective of the realized economic impact of our leases (including master leases) that is useful in assessing the sustainability of our operating performance. We also believe that AFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in significant acquisition and short-term borrowing activities.
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

Reconciliations of our net loss to FFO, MFFO and AFFO for the three months and six months ended June 30, 2013 and 2012 are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net loss	$(566,570)	$(2,021,443)	$(1,406,796)	$(4,718,644)
Adjustments:
Depreciation of real estate assets	4,431,200	3,039,506	8,730,620	5,431,060
Amortization of lease-related costs	2,738,498	1,881,796	5,569,348	3,320,596
Total Funds From Operations adjustments	7,169,698	4,921,302	14,299,968	8,751,656
Funds From Operations	6,603,128	2,899,859	12,893,172	4,033,012

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	693,982	494,025	1,418,560	962,393
Straight-line rental income	(1,993,744)	(818,783)	(3,987,333)	(1,548,711)
Real estate acquisition-related costs	673,233	1,322,738	1,523,127	3,398,722
Total Modified Funds From Operations adjustments	(626,529)	997,980	(1,045,646)	2,812,404
Modified Funds From Operations	5,976,599	3,897,839	11,847,526	6,845,416

Noncash interest expense	301,482	459,549	602,964	919,055
Master lease proceeds	2,472,240	279,535	4,813,599	767,838
Adjusted Funds From Operations	$8,750,321	$4,636,923	$17,264,089	$8,532,309
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
As of June 30, 2013 and December 31, 2012, we had the following gross intangible in-place lease assets and liabilities:

	As of June 30, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,544,901	$27,079,531	$1,798,374
Accumulated Amortization	(4,177,765)	(10,584,825)	(4,919,923)	(320,492)
Net	$9,868,589	$41,960,076	$22,159,608	$1,477,882

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,657,411	$27,081,019	$1,798,374
Accumulated Amortization	(3,010,440)	(6,901,920)	(3,176,459)	(147,370)
Net	$11,035,914	$45,755,491	$23,904,560	$1,651,004
For the three months and six months ended June 30, 2013 and 2012, we recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30:
2013	$583,663	$1,851,190	$872,448	$86,561
2012	$482,772	$1,288,647	$583,866	$28,787

For the six months ended June 30:
2013	$1,167,325	$3,795,415	$1,744,952	$173,122
2012	$953,830	$2,276,690	$1,027,349	$57,573

The remaining net intangible lease assets and liabilities as of June 30, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ending December 31, 2013	$1,167,325	$3,723,545	$1,744,841	$173,121
For the year ending December 31:
2014	2,315,385	7,383,644	3,486,073	346,243
2015	2,196,627	7,143,411	3,367,226	343,758
2016	2,149,989	6,708,133	3,249,563	115,146
2017	1,106,015	5,288,517	2,782,250	115,146
2018	641,489	4,469,513	2,412,542	115,146
Thereafter	291,759	7,243,313	5,117,113	269,322
Total	$9,868,589	$41,960,076	$22,159,608	$1,477,882
Weighted-Average Amortization Period	5 years	7 years	7 years	6 years
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 7 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	obligations under capital leases;

•	commitments under existing lease agreements;

•	the Revised Advisory Agreement; and

•	the Master Property Management, Leasing, and Construction Agreement.
Subsequent Event
Declaration of Distributions
On August 12, 2013, our board of directors declared a distribution to stockholders for the period of June 16, 2013 through September 15, 2013 in the amount of $0.375 per share (a 6% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of September 15, 2013. Such distributions will be paid in September 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to the following additional risks, which hereby supplement or replace the risk factors disclosed in the "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

The current offering price of shares under the DRP may exceed the current fair value of our shares.

We established the offering price of our shares sold under the DRP on an arbitrary basis. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, we intend to explore our strategic alternatives in light of our small size and the recent expiration of our initial public offering.  As part of this exploration of our strategic alternatives, we may attempt to sell our company or liquidate our assets in the short term.  If we were to sell our company or liquidate our assets in the short term, we expect that the amount of proceeds per share of our common stock that we would receive from such a transaction would be less than the current per share offering price of shares sold under the DRP for the following reasons: (i) we paid high up-front fees in connection with the issuance of shares in the primary portion of the Initial Offering; (ii) a material portion of our leases are due to expire in 2017 and 2019; (iii) we have paid distributions to stockholders in excess of our cash flow from operations; and (iv) we raised fewer offering proceeds than expected in the primary portion of the Initial Offering, resulting in higher fixed operating expenses as a percentage of our revenue.

We are dependent upon affiliates of WREF, including the Advisor, to conduct our operations; thus, adverse changes in the financial health of WREF could hinder the Advisor's ability to provide services to us and consequently impair our operating results and negatively affect the return on your investment.

We are dependent upon the Advisor, which is owned and controlled by WREF, to provide certain services that are essential to us, including asset management services and asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. WREF is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. A large portion of WREF's income is derived under a consulting agreement with Columbia Property Trust, Inc. (“Columbia”). Columbia is a mature program sponsored by WREF that reported $5.6 billion of assets as of June 30, 2013. Effective February 28, 2013, Columbia transitioned to self-management and no longer relies on WREF other than for consulting and investor relations services, which services are performed pursuant to agreements that expire on December 31, 2013. WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013. WREF does not expect to replace that income from other sources. Although we expect WREF to have the financial resources to continue to provide asset management and advisory services to us pursuant to the terms of the Revised Advisory Agreement, there is no guarantee that WREF will be able to continue to provide the same level of service that we have enjoyed to date. A decline in the level of service provided by WREF could impair our operating results and could ultimately have an adverse effect on the value of your investment.

We may seek to become self-managed or restructure our advisory agreement with the Advisor or engage a new advisor. Any of these alternatives could result in a disruption in our business or a reduction in the quality of services provided to us.

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, we intend to explore our strategic alternatives in light of our small size and the recent termination of our initial public offering. If we do not attempt to sell our company or liquidate our assets in the short term, we will consider the possibility of becoming self-managed or restructuring the advisory agreement with the Advisor in order to reduce the costs associated with the management of our operations.  We could also engage a new advisor.

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

All of these alternatives involve risks. If we become self-managed by hiring new employees and officers, or if we hire a new advisor, the transition to a new team could disrupt our business and adversely affect our operations and the value of your investment. Even if we acquire an affiliate of the Advisor or otherwise hire individuals who currently operate our business as employees of the Advisor, we are not likely to secure the services of all of the individuals who perform services on our behalf and our operations could suffer as a result. We cannot assure you that our stockholders would have an opportunity to vote on any internalization transaction.

Additionally, as we explore strategic alternatives that could involve the termination of the advisory services provided by WREF through the Advisor, WREF employees may question the long-term security of their positions and may themselves explore alternatives, which could result in the resignation of their employment with WREF. In the event that WREF is not able to retain such employees, WREF may no longer be able to provide the same level of service that we have enjoyed to date.

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

We cannot assure you that we will become self-managed or successfully restructure the Revised Advisory Agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2013 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer-manager of the Initial Offering. We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. Our Initial Offering expired on June 10, 2013, pursuant to its terms. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to our DRP was continued on a Registration Statement on Form S-3. As of June 30, 2013, we had raised gross offering proceeds under our public offerings of approximately $516.5 million from the sale of approximately 20.7 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $46.6 million, acquisition fees of approximately $10.3 million, and other offering expenses of approximately $10.3 million, we had raised aggregate net offering proceeds of approximately $449.3 million. We have invested the majority of the net offering proceeds raised through June 30, 2013 in commercial real estate properties. Going forward, we intend to use net offering proceeds from the DRP primarily to fund (i) capital improvements for our properties, (ii) repayment of debt, and (iii) redemptions of shares of our common stock under our SRP.

(c)	During the quarter ended June 30, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2013	14,855	$22.73	14,855	(3)
May 2013	9,517	$22.67	9,517	(3)
June 2013	15,343	$22.72	15,343	(3)

(1)	All purchases of our equity securities by us in the three months ended June 30, 2013 were made pursuant to the SRP.

(2)	We announced the commencement of the program on June 10, 2010, and it was subsequently amended on November 8, 2011 and August 13, 2012.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2013, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
Declaration of Distributions
On August 12, 2013, our board of directors declared a distribution to stockholders for the period of June 16, 2013 through September 15, 2013 in the amount of $0.375 per share (a 6% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of September 15, 2013. Such distributions will be paid in September 2013.
Submission of Matters to a Vote of Security Holders

On August 12, 2013, we held our annual meeting of stockholders for the purpose of electing the following individuals to our board of directors: Leo F. Wells, III, Frank M. Bishop and Harvey E. Tarpley.

All of the director nominees were elected to serve as directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The number of votes cast for and votes withheld for each of the director nominees were as follows:

Name	Votes For	Votes Withheld
Leo F. Wells, III	9,804,181	271,018
Frank M. Bishop	9,829,735	245,464
Harvey E. Tarpley	9,810,675	264,524

(b)
There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our proxy statement on Schedule 14A in respect of our 2013 annual stockholders' meeting.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

August 12, 2013	/s/ BRIAN M. DAVIS
Brian M. Davis Senior Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2013 FORM 10-Q OF
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

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company's Post-Effective Amendment No. 13 to the Registration Statement on Form S-3 (No. 333-163411) filed with the Commission on June 13, 2013.)

10.1*	Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated June 11, 2013

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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