Form 10-Q
period 2013-09-30
WELLS CORE OFFICE INCOME REIT INC
filed 2013-11-14
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of October 31, 2013: 20,354,801 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as in Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2012 and Wells Core Office Income REIT's Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells Core Office Income REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells Core Office Income REIT's Annual Report on Form 10-K for the year ended December 31, 2012. Wells Core Office Income REIT's results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $30,250,686 and $17,103,968 as of September 30, 2013 and December 31, 2012, respectively	410,342,096	414,793,340
Intangible lease assets, less accumulated amortization of $17,188,764 and $9,912,360 as of September 30, 2013 and December 31, 2012, respectively	49,308,005	56,791,405
Construction in progress	156,193	23,137
Total real estate assets	515,539,335	527,340,923
Cash and cash equivalents	5,300,963	15,955,896
Tenant receivables, net of allowance for doubtful accounts of $53,286 and $22,890 as of September 30, 2013 and December 31, 2012, respectively	10,549,113	4,184,620
Prepaid expenses and other assets	1,950,208	678,421
Deferred financing costs, less accumulated amortization of $3,183,721 and $2,279,275 as of September 30, 2013 and December 31, 2012, respectively	2,780,859	3,685,305
Intangible lease origination costs, less accumulated amortization of $5,784,621 and $3,176,459 as of September 30, 2013 and December 31, 2012, respectively	21,257,604	23,904,560
Deferred lease costs, less accumulated amortization of $951,492 and $352,176 as of September 30, 2013 and December 31, 2012, respectively	6,721,800	7,067,817
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$679,099,882	$697,817,542

Liabilities:
Line of credit	$41,500,000	$96,000,000
Notes payable	124,900,000	124,900,000
Accounts payable and accrued expenses	7,039,840	8,238,360
Accrued capital expenditures and deferred lease costs	1,412,313	5,385,438
Due to affiliates	—	715,303
Distributions payable	—	1,075,114
Deferred income	4,780,431	3,929,626
Intangible lease liabilities, less accumulated amortization of $407,052 and $147,370 as of September 30, 2013 and December 31, 2012, respectively	1,391,322	1,651,004
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	296,023,906	356,894,845

Commitments and Contingencies (Note 6)

Redeemable Common Stock	4,726,825	5,080,308

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,383,204 and 17,548,812 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	203,832	175,488
Additional paid-in capital	451,452,874	388,347,427
Cumulative distributions in excess of earnings	(69,043,974)	(47,246,703)
Redeemable common stock	(4,726,825)	(5,080,308)
Accumulated other comprehensive income (loss)	463,244	(353,515)
Total stockholders' equity	378,349,151	335,842,389
Total liabilities, redeemable common stock and stockholders' equity	$679,099,882	$697,817,542
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$13,219,585	$10,427,449	$39,768,100	$27,335,121
Tenant reimbursements	3,763,919	2,950,591	11,408,872	7,140,139
Other property income	32,755	—	32,755	39,714
	17,016,259	13,378,040	51,209,727	34,514,974
Expenses:
Property operating costs	5,711,878	4,435,097	16,955,899	10,899,458
Asset and property management fees:
Related-party	1,513,259	947,293	3,981,442	2,573,719
Other	256,330	102,237	754,159	227,110
Depreciation	4,508,784	3,401,365	13,239,404	8,832,425
Amortization	2,854,382	2,124,723	8,423,730	5,445,319
General and administrative	477,548	1,366,301	3,109,679	3,411,252
Acquisition fees and expenses	74,930	1,309,232	1,598,057	4,707,954
	15,397,111	13,686,248	48,062,370	36,097,237
Real estate operating income (loss)	1,619,148	(308,208)	3,147,357	(1,582,263)
Other income (expense):
Interest expense	(3,042,384)	(2,100,360)	(9,328,192)	(5,451,546)
Interest and other income	1,725,136	128	5,175,356	147
	(1,317,248)	(2,100,232)	(4,152,836)	(5,451,399)
Income (loss) before income tax expense	301,900	(2,408,440)	(1,005,479)	(7,033,662)
Income tax expense	(57,223)	(46,299)	(156,640)	(139,721)
Net income (loss)	$244,677	$(2,454,739)	$(1,162,119)	$(7,173,383)

Per-share net income (loss) – basic and diluted	$0.01	$(0.17)	$(0.06)	$(0.57)
Weighted-average common shares outstanding – basic and diluted	20,416,703	14,860,855	19,522,291	12,477,290
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$244,677	$(2,454,739)	$(1,162,119)	$(7,173,383)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(523,598)	(265,347)	816,759	(265,347)
Comprehensive loss	$(278,921)	$(2,720,086)	$(345,360)	$(7,438,730)
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389
Issuance of common stock	3,168,620	31,686	78,630,149	—	—	—	78,661,835
Redemption of common stock	(334,228)	(3,342)	(7,593,370)	—	—	—	(7,596,712)
Decrease in redeemable common stock	—	—	—	—	353,483	—	353,483
Distributions to common stockholders ($1.06 per share)	—	—	—	(20,635,152)	—	—	(20,635,152)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(6,473,522)	—	—	—	(6,473,522)
Other offering costs	—	—	(1,457,810)	—	—	—	(1,457,810)
Net loss	—	—	—	(1,162,119)	—	—	(1,162,119)
Market value adjustment to interest rate swap	—	—	—	—	—	816,759	816,759
Balance, September 30, 2013	20,383,204	$203,832	$451,452,874	$(69,043,974)	$(4,726,825)	$463,244	$378,349,151

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$—	$179,334,927
Issuance of common stock	6,952,838	69,528	173,411,555	—	—	—	173,481,083
Redemption of common stock	(135,846)	(1,358)	(3,325,370)	—	—	—	(3,326,728)
Increase in redeemable common stock	—	—	—	—	(1,457,670)	—	(1,457,670)
Distributions to common stockholders ($1.13 per share)	—	—	—	(14,087,315)	—	—	(14,087,315)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(15,867,070)	—	—	—	(15,867,070)
Other offering costs	—	—	(3,523,519)	—	—	—	(3,523,519)
Net loss	—	—	—	(7,173,383)	—	—	(7,173,383)
Market value adjustment to interest rate swap	—	—	—	—	—	(265,347)	(265,347)
Balance, September 30, 2012	15,860,581	$158,606	$350,894,196	$(39,676,640)	$(3,995,837)	$(265,347)	$307,114,978
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,162,119)	$(7,173,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line rental income	(5,930,357)	(2,264,517)
Depreciation	13,239,404	8,832,425
Amortization	10,545,223	6,981,864
Noncash interest expense	904,446	1,780,867
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in other tenant receivables	(895,825)	24,458
Increase in prepaid expenses and other assets	(808,543)	(380,686)
(Decrease) increase in accounts payable and accrued expenses	(763,188)	100,829
Decrease in due to affiliates	(412,966)	(96,007)
Increase in deferred income	850,805	1,032,971
Net cash provided by operating activities	15,566,880	8,838,821

Cash Flows from Investing Activities:
Additions to real estate assets	(8,878,354)	(1,021,408)
Acquisition of real estate assets	—	(148,901,863)
Deferred lease costs paid	(3,882,830)	(1,158,129)
Net cash used in investing activities	(12,761,184)	(151,081,400)

Cash Flows from Financing Activities:
Deferred financing costs paid	—	(2,387,017)
Proceeds from lines of credit and notes payable	13,500,000	271,931,984
Repayments of lines of credit and notes payable	(68,000,000)	(260,586,879)
Issuance of common stock	78,622,818	173,208,166
Redemptions of common stock	(7,678,529)	(3,312,457)
Distributions paid to stockholders	(11,190,563)	(7,242,168)
Distributions paid to stockholders and reinvested in shares of our common stock	(10,519,703)	(6,459,342)
Commissions on stock sales and related dealer-manager fees paid	(6,648,460)	(15,718,430)
Other offering costs paid	(1,546,192)	(3,548,809)
Net cash (used in) provided by financing activities	(13,460,629)	145,885,048
Net change in cash and cash equivalents	(10,654,933)	3,642,469
Cash and cash equivalents, beginning of period	15,955,896	4,690,866
Cash and cash equivalents, end of period	$5,300,963	$8,333,335
See accompanying notes.

WELLS CORE OFFICE INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

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
On June 10, 2010, Wells Core Office Income REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended (the "Securities Act"), with 30,000,000 of those shares being offered through the Wells Core Office Income REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, shares of common stock in the primary offering were offered at a price of $25.00 per share, with discounts available to certain categories of purchases, and DRP shares were offered at a price of $23.75 per share. On September 29, 2010, Wells Core Office Income REIT received and accepted subscriptions under the Initial Offering equal to the minimum offering amount of $2.5 million, at which point active operations commenced. On January 26, 2012, the board of directors of Wells Core Office Income REIT approved an extension of the termination date of the Initial Offering from June 10, 2012 to June 10, 2013. Effective June 10, 2013, Wells Core Office Income REIT ceased offering shares in the primary offering of the Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to the DRP was continued pursuant to a Registration Statement on Form S-3. As of September 30, 2013, approximately 29.0 million shares remain available for sale under the DRP.
As of September 30, 2013, Wells Core Office Income REIT had raised offering proceeds under its public offerings of approximately $520.2 million from the sale of approximately 20.9 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $46.6 million, acquisition fees of $10.4 million, and other offering expenses of approximately $10.3 million, Wells Core Office Income REIT had raised aggregate net offering proceeds of approximately $452.9 million, including net offering proceeds from the DRP of approximately $22.0 million. As of September 30, 2013, substantially all of Wells Core Office Income REIT's net offering proceeds have been invested in real properties and related assets.
Wells Core Office Income REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased to creditworthy companies. As of September 30, 2013, Wells Core Office Income REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of September 30, 2013, these office properties were 99% leased.
Wells Core Office Income REIT operates as an externally advised REIT pursuant to an advisory agreement, as amended and restated (the "Revised Advisory Agreement"), under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performs certain key functions on behalf of Wells Core Office Income REIT, including, among others, the investment of capital proceeds and management of day-to-day operations. The Revised Advisory Agreement was effective beginning on June 11, 2013 and replaced the previous agreement between Wells Core Office Income REIT and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement"). The Advisor has contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Wells Core Office Income REIT.
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
In July 2013, the FASB issued Accounting Standards Update 2013-10, Derivatives and Hedging Topic Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under the Derivatives and Hedging Topic, in addition to the United States Treasury rate and London Interbank Offered Rate ("LIBOR"). In addition, the restriction on using different benchmark rates for similar hedges is removed. ASU 2013-10 will be effective prospectively for Wells Core Office Income REIT for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 has not had a material impact on Wells Core Office Income REIT financial statements or disclosures.

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
Level 1 - Assets or liabilities valued based on quoted prices in active markets for identical assets or liabilities.
Level 2 - Assets or liabilities valued based on observable market data for similar instruments.
Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.
Intangible Assets and Liabilities Arising from In-Place Leases where Wells Core Office Income REIT is the Lessor
As of September 30, 2013 and December 31, 2012, Wells Core Office Income REIT had the following gross intangible in-place lease assets and liabilities:

	As of September 30, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,450,415	$27,042,225	$1,798,374
Accumulated Amortization	(4,761,427)	(12,427,337)	(5,784,621)	(407,052)
Net	$9,284,927	$40,023,078	$21,257,604	$1,391,322

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,657,411	$27,081,019	$1,798,374
Accumulated Amortization	(3,010,440)	(6,901,920)	(3,176,459)	(147,370)
Net	$11,035,914	$45,755,491	$23,904,560	$1,651,004

For the three months and nine months ended September 30, 2013 and 2012, Wells Core Office Income REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30:
2013	$583,662	$1,936,998	$902,004	$86,560
2012	$558,035	$1,483,056	$627,546	$28,787

For the nine months ended September 30:
2013	$1,750,987	$5,732,413	$2,646,956	$259,682
2012	$1,511,865	$3,759,746	$1,654,895	$86,360
The remaining net intangible lease assets and liabilities as of September 30, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ending December 31, 2013	$583,663	$1,859,214	$871,667	$86,561
For the year ending December 31:
2014	2,315,385	7,373,870	3,482,213	346,243
2015	2,196,627	7,133,636	3,363,366	343,758
2016	2,149,989	6,698,359	3,245,704	115,146
2017	1,106,015	5,278,743	2,778,391	115,146
2018	641,489	4,459,738	2,408,683	115,146
Thereafter	291,759	7,219,518	5,107,580	269,322
Total	$9,284,927	$40,023,078	$21,257,604	$1,391,322
Weighted-Average Amortization Period	4 years	6 years	7 years	6 years

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
Redeemable Common Stock
Under Wells Core Office Income REIT's share redemption program, as amended (the "Amended SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells Core Office Income REIT. As a result, Wells Core Office Income REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Wells Core Office Income REIT's Amended SRP currently requires Wells Core Office Income REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Wells Core Office Income REIT's capacity to honor redemptions is limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of September 30, 2013, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP less amounts redeemed during the immediately preceding 12-month period (see Note 7 for additional information).

Interest Rate Swaps
Wells Core Office Income REIT has entered into an interest rate swap contract (see Note 5 for additional information), and may enter into future interest rate swap contracts, to hedge its exposure to changing interest rates on variable rate debt instruments. Wells Core Office Income REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells Core Office Income REIT records the fair value of its interest rate swap either as prepaid expenses and other assets or as accounts payable and accrued expenses. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of a hedge, if any, is recognized in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment, if any, are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
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
3.     Real Estate Acquisitions
Pro Forma Financial Information for Real Estate Acquisitions
Wells Core Office Income REIT did not acquire any real properties during the nine months ended September 30, 2013. Wells Core Office Income REIT acquired the South Lake Building on March 22, 2012, the Four Parkway North Building on July 2, 2012, the 2275 Cabot Drive Building on September 5, 2012, the 4650 Lakehurst Court Building on December 7, 2012, and the 64 & 66 Perimeter Center Buildings on December 28, 2012 (collectively, the "2012 Acquisitions"). The following unaudited pro forma information presented for the three months and nine months ended September 30, 2012 has been presented for Wells Core Office Income REIT to give effect to the 2012 Acquisitions as if the acquisitions occurred on January 1, 2012. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on January 1, 2012.

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Revenues	$17,104,528	$50,676,642
Net loss	$(2,247,884)	$(5,938,197)
Per-share net loss – basic and diluted	$(0.11)	$(0.29)
Weighted-average common shares outstanding – basic and diluted	20,383,204	20,383,204

4.     Lines of Credit and Notes Payable
As of September 30, 2013 and December 31, 2012, Wells Core Office Income REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	September 30, 2013	December 31, 2012
Wells Core Revolving Facility	$41,500,000	$96,000,000
Wells Core Term Loan	100,000,000	100,000,000
Technology Way Loan	24,900,000	24,900,000
Total indebtedness	$166,400,000	$220,900,000

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
Wells Core Office Income REIT also had standby letters of credit outstanding of $18.7 million at December 31, 2012, which reduced the availability of funds under the Wells Core Revolving Facility. The outstanding letters of credit were for the benefit of State Farm Mutual Auto Insurance, Co. related to tenant improvement obligations under its lease at the 64 & 66 Perimeter Center Buildings. None of the letters of credit were recorded as a liability on the consolidated balance sheets, and all letters of credit had expired as of September 30, 2013 pursuant to the terms of the respective lease agreements.

The Wells Core Unsecured Debt Facility contains certain restrictive covenants. As of September 30, 2013, Wells Core Office Income REIT believes it was in compliance with all restrictive covenants of its outstanding debt obligations.

Fair Value of Outstanding Debt
As of September 30, 2013, Wells Core Office Income REIT's total indebtedness approximated fair value. The estimated fair value of Wells Core Office Income REIT's total indebtedness as of December 31, 2012 was approximately $226.6 million. Wells Core Office Income REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of September 30, 2013 and December 31, 2012, the weighted-average interest rate on Wells Core Office Income REIT's outstanding debt, after consideration of the interest rate swap, was approximately 2.24% and 2.83%, respectively. Wells Core Office Income REIT made the following interest payments on its borrowings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Lines of credit	$370,627	$1,222,562	$1,477,821	$3,290,127
Wells Core Term Loan	481,389	—	1,426,028	—
Mortgage notes payable	139,438	279,251	416,962	783,851
	$991,454	$1,501,813	$3,320,811	$4,073,978

No interest was capitalized during the nine months ended September 30, 2013 and 2012.

5.     Interest Rate Swap

On September 26, 2012, Wells Core Office Income REIT entered into an interest rate swap agreement with JPMorgan to hedge its exposure to changing interest rates on $75.0 million of the Wells Core Term Loan (the "Interest Rate Swap"). The Interest Rate Swap was effective as of September 26, 2013 and matures on September 26, 2017. Under the terms of the Interest Rate Swap, Wells Core Office Income REIT pays interest at a fixed rate of 0.891% per annum and receives LIBOR-based interest payments from JPMorgan on a notional amount of $75.0 million. Beginning September 26, 2013, the Interest Rate Swap effectively fixed the interest rate on $75.0 million of the Wells Core Term Loan at 0.891% plus a margin of 1.65% to 2.40%, based on Wells Core Office Income REIT's then current leverage ratio.
The following table provides additional information related to Wells Core Office Income REIT's interest rate swap as of September 30, 2013 and December 31, 2012:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other assets (Accounts payable and accrued expenses)	$463,244	$(353,515)
During the three months and nine months ended September 30, 2013 and 2012, Wells Core Office Income REIT recorded the following amounts related to the interest rate swap:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$(523,598)	$(265,347)	$816,759	$(265,347)
Previously recorded loss reclassified from accumulated other comprehensive income into interest expense	$(7,406)	$—	$(7,406)	$—

Wells Core Office Income REIT estimates that approximately $526,000 will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months. During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.

6.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of September 30, 2013:

For the three months ending December 31, 2013	$1,725,000
For the year ending December 31:
2014	6,900,000
2015	6,900,000
2016	6,900,000
2017	6,900,000
2018	6,900,000
Thereafter	171,925,000
208,150,000
Amounts representing interest	(93,150,000)
Total	$115,000,000
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
7.    Share Redemption Program
On August 22, 2013, Wells Core Office Income REIT's board of directors amended and restated the share redemption program, referred to as the Amended SRP. The Amended SRP provides that, for the period from August 22, 2013 through August 22, 2014, Wells Core Office Income REIT will not redeem shares of its common stock on any day to the extent that such redemptions would cause the amount of Ordinary Redemptions (defined below) during the 12-month period ending on such day to exceed 70% of the net proceeds from the sale of shares of Wells Core Office Income REIT's common stock pursuant to its DRP during the same 12-month period.  An Ordinary Redemption is any redemption of shares that is not sought within two years of a stockholder's death or qualifying disability or in connection with a stockholder (or a stockholder's spouse) qualifying for federal assistance for confinement to a long-term care facility.  For Ordinary Redemptions requested after August 22, 2014, Wells Core Office Income REIT will not redeem shares of its common stock on any day to the extent that such redemptions would cause the amount of Ordinary Redemptions during the 12-month period ending on such day to exceed 50% of the net proceeds from sales pursuant to the DRP during the same 12-month period.  The other terms of the share redemption program remain unchanged by the Amended SRP.

As of September 30, 2013 and December 31, 2012, approximately $11.9 million, or 511,474 shares, and $4.3 million, or 177,246 shares, respectively, of Wells Core Office Income REIT's common stock had been redeemed. As of September 30, 2013, all eligible shares tendered for redemption had been redeemed. As of December 31, 2012, approximately $81,800, or 3,596 shares, of Wells Core Office Income REIT's common stock was tendered for redemption and is included in accounts payable and accrued expenses in the accompanying consolidated balances sheets.

8.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended
	September 30,
	2013	2012
Other liabilities assumed upon acquisition of properties	$—	$1,042,828
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$41,140
Other offering costs due to affiliate	$—	$31,936
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$816,759	$(265,347)
Accrued capital expenditures and deferred lease costs	$205,202	$—
Distributions payable	$—	$969,342
Discounts applied to issuance of common stock under primary offering	$39,017	$272,917
Discounts applied to issuance of common stock under DRP	$553,669	$339,961
(Decrease) increase in redeemable common stock	$(353,483)	$1,457,670
Accrued redemptions of common stock	$—	$14,271
Deferred financing costs payable	$—	$67,066

9.     Related-Party Transactions
Advisory Agreement
On May 13, 2013, Wells Core Office Income REIT entered into the Revised Advisory Agreement with the Advisor, effective from June 11, 2013 through June 10, 2014, under which the Advisor is required to perform services and shall be compensated for such services, as outlined below:

•
Acquisition fees of 2.0% of gross offering proceeds from the primary offering and the DRP, subject to certain limitations. Wells Core Office Income REIT also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions.

•
Monthly asset management fees equal to one-twelfth of (a) 1.00% of the cost of the properties owned other than through joint ventures and initial investments in joint ventures plus Wells Core Office Income REIT's allocable share of additional capital improvements made by the joint venture (“Adjusted Cost”), for so long as the Adjusted Cost is less than or equal to $605,000,000 and (b) 0.50% of Adjusted Cost over $605,000,000

•
For any property, loan, or other permitted investment sold by Wells Core Office Income REIT, a real estate commission equal to 1.0% of the sales price, with the limitation that the total real estate commissions for any Wells Core Office Income REIT property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property.

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

Prior to June 11, 2013, Wells Core Office Income REIT was party to the Original Advisory Agreement with the Advisor. Under the Original Advisory Agreement, the monthly asset management fee was equal to one-twelfth of 0.75% of the cost of (i) the properties owned other than through joint ventures and (ii) initial investments in joint ventures plus Wells Core Office Income REIT's allocable share of additional capital improvements made by the joint venture. In addition, the Original Advisory Agreement entitled the Advisor to (i) payment of a debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn), originated, obtained, or otherwise assumed by or for Wells Core Office Income REIT, not to exceed, in the aggregate, 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements, and (ii) the reimbursement of costs and expenses the Advisor incurred in fulfilling its duties as the asset manager, including wages and salaries of its employees. All other terms of the Revised Advisory Agreement are materially consistent with the Original Advisory Agreement in effect through June 10, 2013.
Under the terms of the Original Advisory Agreement, Wells Core Office Income REIT was obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of its common stock to the public under the Initial Offering. The Advisor incurred aggregate organization and offering expenses on behalf of Wells Core Office Income REIT of approximately $20.1 million. Wells Core Office Income REIT incurred and charged to additional paid-in capital cumulative other offering costs of approximately $10.3 million related to the Initial Offering, which represented approximately 2.0% of cumulative gross proceeds raised by Wells Core Office Income REIT under the Initial Offering. Upon the expiration of the primary portion of the Initial Offering on June 10, 2013, the remaining $9.8 million of organization and offering expenses that had not been incurred and charged to additional paid-in capital by Wells Core Office Income REIT was expensed by the Advisor and is not subject to reimbursement by Wells Core Office Income REIT.
The Revised Advisory Agreement may be renewed for an unlimited number of successive periods up to one year each upon the mutual consent of the parties. Either party may terminate the Revised Advisory Agreement without cause or penalty upon providing 60 days' prior written notice to the other party. Under the terms of the Revised Advisory Agreement, WREF guarantees the Advisor's performance and any amounts payable in connection therewith.
Limitation on Operating Expenses
The Advisor has the responsibility of limiting Wells Core Office Income REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless a majority of Wells Core Office Income REIT's independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. Unless the independent directors determine that the excess expenses were justified, the Advisor must reimburse the excess operating expenses to Wells Core Office Income REIT within 60 days after the end of each fiscal quarter. Total operating expenses mean all expenses paid or incurred by Wells Core Office Income REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Wells Core Office Income REIT's charter; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended September 30, 2013, Wells Core Office Income REIT's total operating expenses did not exceed the above-referenced limitations.
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
The Management Agreement was renewed on August 12, 2013 for an additional one year term. Wells Core Office Income REIT does not expect to incur any fees under this agreement going forward since all properties are currently managed by third-party providers.

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells Core Office Income REIT incurred the following related-party costs for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Commissions, net of discounts(1)(2)	$—	$3,480,201	$4,731,169	$11,430,595
Asset management fees	1,513,259	806,197	3,869,142	2,143,744
Dealer-manager fees, net of discounts(1)	—	1,254,370	1,703,336	4,163,558
Acquisition fees	74,930	1,056,083	1,572,456	3,464,163
Other offering costs(1)	—	1,056,083	1,425,623	3,523,519
Administrative reimbursements	(1,674)	845,298	1,319,360	1,955,866
Debt financing fees	—	168,000	288,800	504,000
Property management fees	—	141,096	112,300	429,975
Total	$1,586,515	$8,807,328	$15,022,186	$27,615,420

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012.

Wells Core Office Income REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the three months and nine months ended September 30, 2013 and 2012.

Due to Affiliates
The detail of amounts due to affiliates is provided below as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Administrative reimbursements	$—	$266,047
Property management fees	—	58,537
Other offering costs	—	88,382
Acquisition fees	—	88,382
Commissions and dealer-manager fees	—	213,955
Total	$—	$715,303
Conflicts of Interest
The Advisor has no direct employees. The Advisor, a wholly owned subsidiary of WREF, has contracted with Wells Capital and Wells Management and currently relies upon their employees to perform many of its obligations. Wells Capital also is a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Revised Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.
During the periods presented, one of the members of Wells Core Office Income REIT's board of directors also served on the board of CatchMark Timber Trust, Inc. ("CatchMark"), formerly known as Wells Timberland REIT, Inc., a REIT previously sponsored by WREF that became a self-managed company on October 25, 2013, and, during these periods, may have encountered certain conflicts of interest regarding investment and operational decisions.

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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the management of current assets owned by WREF-sponsored programs and the volume of future dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of September 30, 2013, Wells Core Office Income REIT has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells Core Office Income REIT, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under a consulting agreement with Columbia Property Trust, Inc. ("Columbia"). Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. In addition, a smaller portion of WREF’s income is derived under agreements with CatchMark. In connection with its transition to self-management on October 25, 2013, CatchMark indicated that it does not expect to rely on WREF for the same level of services beyond June 30, 2014. As such, WREF does not expect to receive significant compensation from Columbia or CatchMark beyond December 31, 2013 and June 30, 2014, respectively.
10.     Subsequent Event
Declaration of Distributions
On November 13, 2013, Wells Core Office Income REIT's board of directors declared a distribution to stockholders for the fourth quarter of 2013 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of December 13, 2013. Such distributions will be paid in December 2013.

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
Overview
We operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office properties leased to creditworthy entities located in major metropolitan areas throughout the United States. As of September 30, 2013, we owned 13 real estate properties, consisting of approximately 2.6 million square feet. These office properties were 99% leased as of September 30, 2013.

We have no paid employees and are externally advised and managed by Wells Core Office Income REIT Advisory Services and Wells Management, wholly owned subsidiaries of WREF. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We acquired our first real estate asset in October 2010. Effective June 10, 2013, we ceased offering shares in the primary offering of our Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to our DRP was continued pursuant to a Registration Statement on Form S-3. As of September 30, 2013, we had raised gross offering proceeds of approximately $520.2 million through the issuance of common stock in our public offering, including proceeds from our DRP, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds. These activities caused fluctuations in the results of our operations and in interest expense. In addition, as required under GAAP, we expensed costs incurred in connection with the acquisition of real estate assets, including acquisition fees of 2.0% of gross offering proceeds raised under our public offering.
As we transition from our fundraising and acquisition phases, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders. In doing so, we may elect to make strategic acquisitions and dispositions, and may look to enter into favorable debt transactions. Our operating strategy entails actively managing our portfolio to generate sufficient cash flow from operations to meet our required obligations and to provide current income in the form of cash distributions to our investors; further diversifying our portfolio, specifically related to the diversity of lease expiration dates, while maintaining a moderate leverage profile; considering appropriate actions for future lease expirations resulting in receipt of increased rents over longer terms; and controlling administrative operating expenses as a percentage of revenues. With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as (i) addressing the risks associated with our lease expiration dates, specifically in 2017 and 2019, and (ii) repaying or refinancing our outstanding borrowings as they become due.

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

We are in negotiations with WREF and the Advisor regarding our entry into certain agreements that, if executed, would (among other things) result in the eventual termination of the Revised Advisory Agreement and our hiring of certain employees of WREF identified by us who currently perform substantial services for us pursuant to the Revised Advisory Agreement. In addition, we would receive certain specified services from WREF to assist in our transition to becoming a self-managed company. If the agreements are executed, we would no longer be required to pay asset management fees to the Advisor subsequent to the hiring of the identified employees; however, we would incur additional expenses relating to the hiring of our own employees including, but not limited to, compensation-related expenses, and we would pay WREF a fee for certain specified transition services pursuant to the agreements. These agreements are the subject of ongoing discussion and negotiation and have not been agreed upon, and there can be no assurance that we will ultimately enter into any such agreements. As a result of these negotiations, WREF employees may question the long-term security of their positions, which could result in the resignation of their employment with WREF.  In the event that WREF is not able to retain such employees, WREF may no longer be able to provide the same level of service that we have received to date.

Per the terms of our charter, we presently intend to effect a transaction that will provide liquidity to all of our stockholders by July 31, 2020. However, a transaction well in advance of 2020 may be in our best interest. Notwithstanding the execution of such a transaction, our shares remain illiquid, and we may not effect a liquidity event before or even by our original targeted date of July 31, 2020.

Liquidity and Capital Resources
Overview
During the nine months ended September 30, 2013, we raised proceeds under our public offerings, net of payments for commissions, dealer-manager fees, other offering costs and redemptions of common stock, of approximately $62.7 million, all of which was used to repay funds borrowed in connection with the acquisition of real estate properties in advance of raising equity proceeds and fund acquisition fees.
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
We anticipate that our primary sources of future capital will be derived from operating cash flows, proceeds from our DRP, and draws from the Wells Core Revolving Facility. We expect that our primary uses of capital will continue to include stockholder distributions, redemptions of shares of our common stock under our Amended SRP, and capital expenditures, such as building improvements, tenant improvements and leasing costs. Stockholder distributions will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our determination of near-term cash needs for capital expenditures at our properties and debt repayments, and our expectations of future operating cash flow generated from our properties.

Short-Term Liquidity and Capital Resources
During the nine months ended September 30, 2013, net cash provided by operating activities was approximately $15.6 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, acquisition-related costs, asset and property management fees, and general and administrative costs, such as legal, accounting and other processional fees. During the nine months ended September 30, 2013, acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering and DRP, but which under GAAP reduced net cash from operating activities, were approximately $1.8 million. During the nine months ended September 30, 2013, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $21.7 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the nine months ended September 30, 2013, net cash used in investing activities was approximately $12.8 million, primarily related to funding a portion of our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings.
Net cash used in financing activities for the nine months ended September 30, 2013 was approximately $13.5 million. During the nine months ended September 30, 2013, we generated net proceeds from the sale of common stock under our public offerings, net of payments for commissions, dealer-manager fees, other offering costs and redemptions, of approximately $62.7 million, all of which was used to pay down debt and fund acquisition fees. During the nine months ended September 30, 2013, we received gross debt proceeds of $13.5 million from the Wells Core Revolving Facility, which were used to fund a portion of our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings and to fund common stock redemptions under the Amended SRP. We repaid $68.0 million on the Wells Core Revolving Facility during the nine months ended September 30, 2013.
We expect to utilize the residual cash balance of approximately $5.3 million as of September 30, 2013 to satisfy current and future liabilities.
On November 13, 2013, our board of directors declared a distribution for stockholders of record as of December 13, 2013 in an amount equal to $0.375 per share. We expect to pay this distribution in December 2013. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of these distributions.

As of September 30, 2013, the Wells Core Unsecured Debt Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	September 30, 2013
Fixed-charge coverage ratio	Greater than 1.75x	6.96
Total debt relative to total asset value	Less than 55%	28%
Secured debt relative to consolidated tangible assets	Less than 40%	6%
Secured debt, excluding non-recourse debt, relative to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $316.0 million(1)	$432.1 million
Net distributions paid relative to funds from operations	Less than 90%(2)	N/A(2)

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
As of September 30, 2013, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Wells Core Unsecured Debt Facility. We also believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of October 31, 2013, we had access to borrowing capacity under the Wells Core Unsecured Debt Facility of $157.5 million.
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
We expect that our principal demands for capital will include operating expenses, including interest expense on any outstanding indebtedness; capital improvements for our properties; repayment of debt; distributions; and redemptions of shares of our common stock under the Amended SRP.
In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. In addition, distributions may be lower to the extent that operating cash flow is reserved to fund future capital expenditures for our existing portfolio in order to achieve our investment objectives and maintain our operating strategy. Substantially all net proceeds generated from the sale of shares under our DRP or from debt financing will be available to fund capital expenditures, redemptions of shares of our common stock under the Amended SRP, and to pay down outstanding borrowings.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Over the short term, we expect to temporarily draw on the Wells Core Revolving Facility to fund capital improvements to our existing properties, as well as potential future acquisitions of real estate properties, and redemptions of shares of our common stock under our Amended SRP. Additionally, we may place long-term debt on our existing properties and any properties acquired in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds under our DRP, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. As of September 30, 2013, our debt-to-real-estate-asset ratio was approximately 28%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions in order to further diversify our portfolio of properties. As a result, we are not able to anticipate with any degree of certainty what our debt levels will be in the short term. In accordance with our charter, if our board of directors and our Conflicts Committee approve any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.

Contractual Obligations and Commitments
As of September 30, 2013, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$166,400,000	$—	$66,400,000	$100,000,000	$—
Estimated interest on debt obligations(1)	11,469,350	929,276	6,406,583	4,133,491	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Tenant allowances	1,142,912	1,142,912	—	—	—
Total	$294,012,262	$2,072,188	$72,806,583	$104,133,491	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(2)
Amounts include principal obligations only. We will incur an additional $93.2 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 6 to the accompanying consolidated financial statements).

Distributions
During the Initial Offering period, our board of directors typically declared distributions to common stockholders in advance of a period spanning approximately one quarter using daily record dates. Beginning in the third quarter of 2013, following the expiration of the Initial Offering, quarterly distributions are based on a single record date at the end of the quarterly period. In determining the rate of stockholder distributions, our board considers a number of factors, including the current and future levels of cash available to fund stockholder distributions, which is dependent upon the operations of our properties, our current and future projected financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

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
Our board of directors declared distributions for the third quarter of 2013 in an amount equal to $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) payable to stockholders of record as of September 15, 2013. These distributions were paid in September 2013.
For the nine months ended September 30, 2013, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $21.7 million. During the same period, net cash provided by operating activities was approximately $15.6 million, including approximately $1.8 million of acquisition-related costs paid with proceeds from our public offerings, but which under GAAP reduced net cash from operating activities. As a result, the distributions paid to common stockholders for the nine months ended September 30, 2013, as described above, were funded with approximately $15.6 million (reflecting the impact of ASC 805 as described above) from cash provided by operating activities, and the remaining amount of approximately $6.1 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that (i) quarterly cash flows from operating activities have been used to fund annual payments of operating expenses and (ii) acquisition-related costs have reduced net cash flows from operating activities.
On November 13, 2013, our board of directors declared a distribution to stockholders for the fourth quarter of 2013 in the amount of $0.375 per share on the outstanding shares of common stock payable to stockholders of record as of December 13, 2013. This rate equates to a 6.0% annualized yield on a $25.00 original share price and is consistent with the quarterly distribution rates declared since the second quarter of 2011. Such distributions will be paid in December 2013.
Results of Operations
Overview
We commenced active operations on September 29, 2010 and acquired two properties during the year ended December 31, 2010, six properties during the year ended December 31, 2011, and five properties during the year ended December 31, 2012. As of September 30, 2013 our portfolio consisted of 13 properties. Accordingly, the results of operations presented for the three months and nine months ended September 30, 2013 and 2012 are not directly comparable.

Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012
Rental income and tenant reimbursements increased to approximately $13.2 million and $3.8 million, respectively, for the three months ended September 30, 2013 from approximately $10.4 million and $3.0 million, respectively, for the three months ended September 30, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, we expect rental income to remain at a similar level as compared to the third quarter of 2013. We expect tenant reimbursements to increase as compared to the third quarter of 2013 as a result of the expiration of the operating expense reimbursement abatement period at the 64 & 66 Perimeter Center Buildings in 2014.
Property operating costs and asset and property management fees increased to approximately $5.7 million and $1.8 million, respectively, for the three months ended September 30, 2013 from approximately $4.4 million and $1.0 million, respectively, for the three months ended September 30, 2012, primarily as a result of the growth in the portfolio during 2012. Property operating costs and management fees represented approximately 44% and 41% of total revenues for the three months ended September 30, 2013 and September 30, 2012, respectively. Absent any additional acquisitions, property operating costs and asset and property management fees in future quarters are expected to remain at a similar level as compared to the third quarter of 2013.
Depreciation of real estate and amortization of lease costs increased to approximately $4.5 million and $2.9 million, respectively, for the three months ended September 30, 2013 from approximately $3.4 million and $2.1 million, respectively, for the three months ended September 30, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, depreciation and amortization in future quarters are expected to remain at a similar level as compared to the third quarter of 2013.
General and administrative expenses decreased to approximately $0.5 million for the three months ended September 30, 2013 from approximately $1.4 million for the three months ended September 30, 2012, primarily as a result of entering into the Revised Advisory Agreement, effective June 11, 2013, which eliminated (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. Please refer to Note 9 of our accompanying consolidated financial statements for further explanation. General and administrative expenses, as a percentage of total revenues, decreased to approximately 3% for the three months ended September 30, 2013 from approximately 10% for the three months ended September 30, 2012. We expect future general and administrative expenses to remain at a similar level as compared to the third quarter of 2013.
Acquisition fees and expenses decreased to approximately $0.1 million for the three months ended September 30, 2013 from approximately $1.3 million for the three months ended September 30, 2012, primarily due to the termination of our Initial Offering on June 10, 2013. We currently incur acquisition fees equal to 2% of gross offering proceeds raised. Absent any additional acquisitions, we expect future acquisition fees and expenses to remain at a similar level as compared to the third quarter of 2013.
Interest expense increased to approximately $3.0 million for the three months ended September 30, 2013 from approximately $2.1 million for the three months ended September 30, 2012, primarily due to incurring interest expense related to capital lease obligations assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest expense related to capital lease obligations is completely offset by an increase in interest and other income from related investments in development authority bonds. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties. Absent any additional acquisitions, we expect future interest expense to increase slightly due to the Interest Rate Swap, which beginning September 26, 2013, effectively fixed our interest rate on $75.0 million of the Wells Core Term Loan at a rate higher than the current variable rate that would otherwise apply to the borrowings under the Wells Core Term Loan. Please refer to Note 5 of our accompanying consolidated financial statements for further explanation.
Interest and other income increased to approximately $1.7 million for the three months ended September 30, 2013 from $128 for the three months ended September 30, 2012, primarily due to recognizing interest income related to investments in development authority bonds assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. We anticipate interest and other income will remain relatively stable, as compared to the third quarter of 2013, in future periods.
Our net income increased to approximately $0.2 million for the three months ended September 30, 2013 from a net loss of approximately $2.5 million for the three months ended September 30, 2012, primarily due to an increase in our real estate operating income of approximately $1.9 million as a result of the growth in the portfolio during 2012 and a reduction in acquisition fees and expenses. Our net income per share improved to $0.01 for the three months ended September 30, 2013 from a net loss per share of approximately $0.17 for the three months ended September 30, 2012 due to the increase in our net income. We expect future net income and net income per share will increase as compared to the third quarter of 2013, as a result of the expiration of the operating expense reimbursement abatement period at the 64 & 66 Perimeter Center Buildings in 2014.
Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012
Rental income and tenant reimbursements increased to approximately $39.8 million and $11.4 million, respectively, for the nine months ended September 30, 2013 from approximately $27.3 million and $7.1 million, respectively, for the nine months ended September 30, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, we expect rental income to remain at a similar level as compared to the nine months ended September 30, 2013. We expect tenant reimbursements to increase as compared to the nine months ended September 30, 2013, as a result of the expiration of the operating expense reimbursement abatement period at the 64 & 66 Perimeter Center Buildings in 2014.
Property operating costs and asset and property management fees increased to approximately $17.0 million and $4.7 million, respectively, for the nine months ended September 30, 2013 from approximately $10.9 million and $2.8 million, respectively, for the nine months ended September 30, 2012, primarily as a result of the growth in the portfolio during 2012. Property operating costs and management fees represented approximately 42% and 40% of total revenues for the nine months ended September 30, 2013 and September 30, 2012, respectively. Absent any additional acquisitions, property operating costs in future periods are expected to remain at a similar level as compared to the nine months ended September 30, 2013. We expect asset management fees to increase in future periods as a result of entering into the Revised Advisory Agreement, effective June 11, 2013; however, we expect that the anticipated decrease in general and administrative expenses discussed below will offset this increase and result in a net cost savings to us. Please refer to Note 9 of our accompanying consolidated financial statements for further explanation.
Depreciation of real estate and amortization of lease costs increased to approximately $13.2 million and $8.4 million, respectively, for the nine months ended September 30, 2013 from approximately $8.8 million and $5.4 million, respectively, for the nine months ended September 30, 2012, primarily as a result of the growth in the portfolio during 2012. Absent any additional acquisitions, depreciation and amortization in future periods are expected to remain at a similar level as compared to the nine months ended September 30, 2013.
General and administrative expenses decreased to approximately $3.1 million for the nine months ended September 30, 2013 from approximately $3.4 million for the nine months ended September 30, 2012, primarily as a result of entering into the Revised Advisory Agreement, effective June 11, 2013, which eliminated (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurs in fulfilling its duties as the asset manager, including wages and salaries of its employees. General and administrative expenses, as a percentage of total revenues, decreased to approximately 6% for the nine months ended September 30, 2013 from approximately 10% for the nine months ended September 30, 2012. We anticipate future general and administrative expenses, as measured in gross dollars and as a percentage of total revenues, to decrease in future periods as a result of entering into the Revised Advisory Agreement. Please refer to Note 9 of our accompanying consolidated financial statements for further explanation.
Acquisition fees and expenses decreased to approximately $1.6 million for the nine months ended September 30, 2013 from approximately $4.7 million for the nine months ended September 30, 2012, primarily due to (i) non-recurring costs paid to third parties, including transfer taxes, in connection with the acquisitions of the South Lake Building, the Four Parkway North Building and the 2275 Cabot Drive Building in the first nine months of 2012, and (ii) a decrease in the amount of equity proceeds raised under our Initial Offering during the first nine months of 2013 as compared to the same period in 2012. We currently incur acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 9 of our accompanying consolidated financial statements for additional details. Absent any additional acquisitions, we expect future acquisition fees and expenses to continue to decrease as a result of the expiration of our Initial Offering on June 10, 2013.
Interest expense increased to approximately $9.3 million for the nine months ended September 30, 2013 from approximately $5.5 million for the nine months ended September 30, 2012, primarily due to incurring interest expense related to capital lease obligations assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest expense related to capital lease obligations is completely offset by an increase in interest and other income from related investments in development authority bonds. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties. Absent any additional acquisitions, we expect future interest expense to increase slightly due to the Interest Rate Swap, which beginning September 26, 2013, effectively fixed our interest rate on $75.0 million of the Wells Core Term Loan at a rate higher than the current variable rate that would otherwise apply to the borrowings under the Wells Core Term Loan. Please refer to Note 5 of our accompanying consolidated financial statements for further explanation.
Interest and other income increased to approximately $5.2 million for the nine months ended September 30, 2013 from $147 for the nine months ended September 30, 2012, primarily due to recognizing interest income related to investments in development authority bonds assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. We anticipate interest and other income will remain relatively stable, as compared to the nine months ended September 30, 2013, in future periods.
Our net loss decreased to approximately $1.2 million for the nine months ended September 30, 2013 from approximately $7.2 million for the nine months ended September 30, 2012, primarily due to an increase in our real estate operating income of approximately $4.7 million as a result of the growth in the portfolio during 2012 and a reduction in acquisition fees and expenses. We sustained a net loss for the nine months ended September 30, 2013 as a result of incurring interest expense, net of interest income, of approximately $4.2 million, which was incurred in connection with borrowings used to finance the purchase of real estate properties. Our net loss per share improved to $0.06 for the nine months ended September 30, 2013 from approximately $0.57 for the nine months ended September 30, 2012 due to an approximate increase in weighted-average shares outstanding of 7.0 million shares and the decrease in our net loss. We expect future net income (loss) and net income (loss) per share to continue to improve, as compared to the nine months ended September 30, 2013, as a result of the anticipated decrease in acquisition fees and expenses associated with the expiration of the Initial Offering and the expiration of the operating expense reimbursement abatement period at the 64 & 66 Perimeter Center Buildings in 2014.
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
Reconciliations of our net income (loss) to FFO, MFFO and AFFO for the three months and nine months ended September 30, 2013 and 2012 are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net income (loss)	$244,677	$(2,454,739)	$(1,162,119)	$(7,173,383)
Adjustments:
Depreciation of real estate assets	4,508,784	3,401,365	13,239,404	8,832,425
Amortization of lease-related costs	2,854,382	2,124,723	8,423,730	5,445,319
Total Funds From Operations adjustments	7,363,166	5,526,088	21,663,134	14,277,744
Funds From Operations	7,607,843	3,071,349	20,501,015	7,104,361

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	702,933	574,152	2,121,493	1,536,545
Straight-line rental income	(1,943,024)	(715,806)	(5,930,357)	(2,264,517)
Real estate acquisition-related costs	74,930	1,309,232	1,598,057	4,707,954
Total Modified Funds From Operations adjustments	(1,165,161)	1,167,578	(2,210,807)	3,979,982
Modified Funds From Operations	6,442,682	4,238,927	18,290,208	11,084,343

Noncash interest expense	301,482	861,812	904,446	1,780,867
Master lease proceeds	2,550,916	230,887	7,364,515	998,725
Adjusted Funds From Operations	$9,295,080	$5,331,626	$26,559,169	$13,863,935
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
Inflation
We are exposed to inflation risk, as income from long-term leases is intended to be the primary source of our cash flows from operations. As is true for our current leases, we anticipate that there will be provisions in the majority of our future tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions could include rent steps; reimbursement billings for operating expense pass-through charges; real estate tax and insurance reimbursements; or in some cases, annual reimbursement of operating expenses above a certain allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 and Note 9 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	obligations under capital leases;

•	commitments under existing lease agreements;

•	the Revised Advisory Agreement; and

•	the Master Property Management, Leasing, and Construction Agreement.
Subsequent Event
Declaration of Distributions
On November 13, 2013, our board of directors declared a distribution to stockholders for the fourth quarter of 2013 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of December 13, 2013. Such distributions will be paid in December 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to the following additional risk, which hereby supplements or replaces the risk factors disclosed in the "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013.

We are dependent upon affiliates of WREF, including the Advisor, to conduct our operations; thus, adverse changes in the financial health of WREF could hinder the Advisor's ability to provide services to us and consequently impair our operating results and negatively affect the return on your investment.

We are dependent upon the Advisor, which is owned and controlled by WREF, to provide certain services that are essential to us, including asset management services and asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. WREF is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. A large portion of WREF's income is derived under a consulting agreement with Columbia. Columbia is a mature program sponsored by WREF that reported $5.6 billion of assets as of September 30, 2013. Effective February 28, 2013, Columbia transitioned to self-management and no longer relies on WREF other than for consulting and investor relations services, which services are performed pursuant to agreements that expire on December 31, 2013.

A smaller portion of WREF’s income is derived under a transition services agreement with CatchMark. CatchMark is another program sponsored by WREF that reported $344.2 million of assets as of September 30, 2013. Effective October 25, 2013, CatchMark also transitioned to self-management and no longer relies on WREF other than for certain consulting, support and transitional services, which services are performed pursuant to agreements that expire on June 30, 2014.

WREF does not expect to receive significant compensation from Columbia and CatchMark beyond December 31, 2013 and June 30, 2014, respectively. WREF does not expect to replace that income from other sources. Although we expect WREF to have the financial resources to continue to provide asset management and advisory services to us pursuant to the terms of the Revised Advisory Agreement, there is no guarantee that WREF will be able to continue to provide the same level of service that we have received to date. A decline in the level of service provided by WREF could impair our operating results and could ultimately have an adverse effect on the value of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended September 30, 2013 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer-manager of the Initial Offering. We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. Our Initial Offering expired on June 10, 2013, pursuant to its terms. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to our DRP was continued on a Registration Statement on Form S-3. As of September 30, 2013, we had raised gross offering proceeds under our public offerings of approximately $520.2 million from the sale of approximately 20.9 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $46.6 million, acquisition fees of approximately $10.4 million, and other offering expenses of approximately $10.3 million, we had raised aggregate net offering proceeds of approximately $452.9 million. We have invested the majority of the net offering proceeds raised through September 30, 2013 in commercial real estate properties. Going forward, we intend to use net offering proceeds from the DRP primarily to fund (i) capital improvements for our properties, (ii) repayment of debt, and (iii) redemptions of shares of our common stock under our Amended SRP.

(c)	During the quarter ended September 30, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2013	135,412	$22.73	135,412	(3)
August 2013	24,494	$22.67	24,494	(3)
September 2013	106,286	$22.74	106,286	(3)

(1)	All purchases of our equity securities by us in the three months ended September 30, 2013 were made pursuant to the Amended SRP.

(2)	We announced the commencement of the program on June 10, 2010, and it was subsequently amended on November 8, 2011, August 13, 2012 and August 22, 2013.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

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

•
For the period from August 22, 2013 through August 22, 2014, we will not redeem shares on any day to the extent that such redemptions would cause the amount of “Ordinary Redemptions” (redemptions not sought within two years of a stockholder’s death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility) during the 12-month period ending on such day to exceed 70% of the net proceeds from the DRP during the same 12-month period. For Ordinary Redemptions requested after August 22, 2014, we will not redeem shares on any day to the extent that such redemptions would cause the amount of Ordinary Redemptions during the 12-month period ending on such day to exceed 50% of the net proceeds from the DRP during the same 12-month period.

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
Our board of directors may amend, suspend or terminate the Amended SRP upon 30 days' notice; however, the effective date of an amendment may be accelerated by the board of directors to a date that is fewer than 30 days after the date of the announcement of the amendment if the amendment does not adversely affect the rights of redeeming stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2013, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
Declaration of Distributions
On November 13, 2013, our board of directors declared a distribution to stockholders for the fourth quarter of 2013 in the amount of $0.375 per share (a 6% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of December 13, 2013. Such distributions will be paid in December 2013.

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

WELLS CORE OFFICE INCOME REIT, INC. (Registrant)

November 13, 2013	/s/ GLEN F. SMITH
Glen F. Smith Senior Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2013 FORM 10-Q OF
WELLS CORE OFFICE INCOME REIT

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

99.1*	Fourth Amended and Restated Share Redemption Program

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
__________

*	Filed herewith.