Form 10-K
period 2013-12-31
SIGNATURE OFFICE REIT INC
filed 2014-03-07
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 000-54248
__________________________________
SIGNATURE OFFICE REIT, INC.
(Exact name of registrant as specified in its charter)
  __________________________________

Maryland	26-0500668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy. Suite 250 Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of exchange on which registered
NONE	NONE
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates: While there is no established market for the registrant's shares of common stock, the registrant has made an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its initial offering, the Registrant sold its shares for $25.00 per share, with discounts available for certain categories of purchasers. The registrant terminated its offering of shares of common stock on June 10, 2013 and is currently offering shares of its common stock to existing stockholders pursuant to its distribution reinvestment plan at a purchase price of $23.75 per share pursuant to a registration statement on Form S-3D. The number of shares held by non-affiliates as of June 30, 2013 was approximately 20,467,375.
Number of shares outstanding of the registrant's only class of common stock, as of February 28, 2014: 20,389,855 shares

FORM 10-K
SIGNATURE OFFICE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Signature Office REIT, Inc. ("Signature Office REIT," "we," "our," or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission ("SEC"). We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

ITEM 1.    BUSINESS
General
On January 2, 2014, Wells Core Office Income REIT, Inc. changed its name to Signature Office REIT, Inc. ("Signature Office REIT"). Signature Office REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Signature Office REIT engages in the acquisition and ownership of commercial real estate properties located in the United States. Signature Office REIT was formed on July 3, 2007, and commenced operations on September 29, 2010. Signature Office REIT conducts business primarily through Signature Office Operating Partnership, L.P. ("Signature Office OP"), a Delaware limited partnership formerly known as Wells Core Office Income Operating Partnership, L.P., formed on July 3, 2007. Signature Office REIT is the sole general partner of Signature Office OP. Signature Office Income Holdings, LLC ("Signature Office Holdings"), formerly known as Wells Core Office Income Holdings, LLC, a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Signature Office OP. Signature Office REIT owns 100% of the interests of Signature Office Holdings and possesses full legal control and authority over the operations of Signature Office OP and Signature Office Holdings. In addition, Signature Office OP formed Wells Core REIT TRS, LLC ("TRS"), a wholly owned subsidiary organized as a Delaware corporation, on December 13, 2011. References to Signature Office REIT herein shall include Signature Office REIT and its subsidiaries, including Signature Office OP, Signature Office Holdings, and TRS, unless stated otherwise.

On June 10, 2010, we commenced our initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act, with 30,000,000 of those shares being offered through the Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, the primary shares were offered at a price of $25.00 per share, with discounts available to certain categories of purchasers, and DRP shares were offered at a price of $23.75 per share. Effective June 10, 2013, we ceased offering shares in the primary portion of the Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to the DRP was continued pursuant to a Registration Statement on Form S-3. As of December 31, 2013, we had raised aggregate net offering proceeds of approximately $456.6 million, including net offering proceeds from the DRP of approximately $25.7 million, substantially all of which have been invested in real properties and related assets.

On March 5, 2014, our board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014. As a result, all distributions paid after the first quarter will be paid in cash and will not be reinvested in shares of our common stock. Also on March 5, 2014, our board of directors elected to terminate our amended and restated share redemption program (the "Amended SRP"), effective April 30, 2014 upon the redemption of any shares of common stock properly submitted for redemption under the Amended SRP for the month of April 2014. For additional details about the termination of the DRP and the Amended SRP, see Item 9B.

We operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased to creditworthy companies. As of December 31, 2013, we owned 13 office properties consisting of approximately 2.6 million square feet. As of December 31, 2013, our office properties were approximately 99.3% leased. For additional information regarding our properties and significant tenants, see Item 2.

From our inception through December 31, 2013, we operated as an externally advised REIT pursuant to an advisory agreement, under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performed certain key functions on our behalf, including, among others, the investment of capital proceeds and management of day-to-day operations. The advisory agreement, as amended and restated, (the "Revised Advised Agreement") was effective beginning on June 11, 2013 and replaced the previous agreement between us and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement"). The Advisor contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells

Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on our behalf.
On November 26, 2013, we entered into a Transition to Self-Management Agreement (the “TSMA”) with WREF and the Advisor (together with their respective affiliates, “Wells”), pursuant to which we began our transition to becoming a self-managed company. Subject to the terms and conditions of the TSMA, we terminated the Revised Advisory Agreement on December 31, 2013 and completed our transition to self-management on January 1, 2014 (the “Self-Management Transition Date”). Contemporaneous with the termination of the Revised Advisory Agreement, we entered into a Transition Services Agreement (the “TSA”) with WREF for the period from January 1, 2014 through June 30, 2014 pursuant to which WREF and its affiliates will provide certain consulting, support and transitional services (as set forth in the TSA) to us at our direction in order to facilitate our successful transition to self-management. Other than the services to be provided by WREF under the TSA, the services described above will be performed by our employees going forward. For additional details about our transition to self-management, the TSMA, and the TSA, please refer to Note 10 and Note 13 of the accompanying consolidated financial statements.

Our stock is not listed on a national securities exchange. However, our charter requires that in the event our stock is not listed on a national securities exchange by July 31, 2020, we must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders. If we seek stockholder approval to extend or amend this listing date and do not obtain it, we would then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Real Estate Investment Objectives
Our primary investment objectives are to provide current income through cash distributions paid to our investors and to preserve and return our investors' capital contributions. We also seek long-term capital appreciation from our investments.
We seek to achieve these objectives by investing in and managing a diverse portfolio of properties. We acquired these investments through a combination of equity and debt financing. Our current portfolio is comprised of high-quality, income-generating commercial office properties located in suburban areas of major U.S. markets and differentiated by geographic locations, tenants, industry groups of tenants, and timing of lease expirations. Approximately 23% and 32% of our leases (based on percentage of 2013 annualized base rent represented by such leases) are due to expire in 2017 and 2019, respectively. See Item 2 for additional information regarding the diversification of our portfolio as of December 31, 2013.
When evaluating a property for acquisition, we consider various factors including property location attributes, physical quality of the asset, lease terms and creditworthiness of the tenants. We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target are highly valued in the marketplace and, accordingly, competition for acquiring properties with these creditworthy tenants is intense. We remain committed to investing in properties that generate attractive returns over the long-term and improve the overall quality and diversification of our portfolio.
Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised in our Initial Offering and debt proceeds. We anticipate using additional third-party borrowings and, if and when applicable, proceeds from the selective sale of our properties, to invest in additional capital expenditures, including improvements to our existing properties, as well as, potential future real estate investments, either directly or through investments in joint ventures, and to satisfy our near-term debt requirements.

Our charter limits our borrowings to 100% of our net assets. However, upon showing that a higher level of debt is appropriate, we may borrow in excess of this limitation if such excess is approved by a majority of a committee of all of our independent directors (the "Conflicts Committee") and disclosed to stockholders in our next quarterly report, along with an explanation of such excess. Over the long term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation and amortization) and, ideally, at less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders.
Our working capital line of credit provides flexibility with regard to managing our capital resources. The extent to which we draw on our credit facility is driven primarily by timing differences between our operational payments and receipts. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in additional real estate properties, which may allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board or directors, including, but not limited to, our ability to pay distributions, the availability of real estate properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

As of December 31, 2013, all of our debt outstanding was under variable-rate borrowing instruments. Beginning September 26, 2013, the interest rate on $75 million of our variable-rate term loan was effectively fixed through an interest rate swap. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Our debt-to-net-assets ratio, defined as our total debt as a percentage of our total gross assets less total liabilities, was approximately 38% as of December 31, 2013. Our debt-to-real-estate-asset ratio, that is, the ratio of total debt to cost basis of real estate assets prior to deducting depreciation and amortization, as of December 31, 2013, was approximately 28%.

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

•	Controlling administrative operating expenses as a percentage of revenues; and

•
Investing capital in both our existing properties to maintain or increase their value and in additional high-quality, income-producing properties that support a market distribution rate while maintaining a moderate debt-to-real-estate-asset ratio over the long term.

Generally, we are responsible for the repair or replacement of specific structural components of a property such as the roof of the building or the parking lot. However, the majority of our leases include reimbursement provisions that require the tenant to pay, as additional rent, all or a portion of real estate taxes, sales and use taxes, special assessments, utilities, insurance, building repairs, and other building operation and management costs. Such reimbursement provisions mitigate the risks related to rising costs. Upon the expiration of leases at our properties, our objective is to negotiate leases that contain similar reimbursement provisions; however, the conditions in each of our markets could dictate different outcomes and may result in less favorable reimbursement provisions.
Conflicts Committee Review of Our Policies
The Conflicts Committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Investment Policies. We focus our investment efforts on the acquisition of high-quality, income-generating office properties located in the United States and leased to creditworthy tenants. Although we may acquire other types of real estate, including industrial properties, this focus is preferred because we believe it best enables us to achieve our goals of generating current income and preserving investor capital. We have extensive expertise with this type of real estate.
Borrowing Policies. We have a limitation on borrowing that precludes us from borrowing in excess of 100% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation and amortization, less total liabilities, calculated quarterly by us on a basis consistently applied. A majority of our Conflicts Committee may approve a higher level of borrowing upon determining that substantial justification exists and disclosing such excess to our stockholders in our next quarterly report, along with an explanation for such excess. We may place long-term debt on our existing properties and those properties that we may acquire in the future. The percentage of short-term and long-term debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation and amortization) and, ideally, at less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2013, our debt-to-net-assets ratio was approximately 38% and our debt-to-real-estate-asset ratio was approximately 28%.
Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of our average invested assets or 25% of our net income, as these terms are defined by our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2013, total operating expenses represented 1.5% of average invested assets and 15.5% of net income.

Offering Policies. On June 10, 2013, we concluded our primary public offering of common stock; however, we will continue to offer shares to our existing stockholders through our DRP through the payment of the distribution for the first quarter of 2014. On March 5, 2014, our board of directors elected to terminate the DRP effective after the payment of the distribution for the first quarter of 2014. For the year ended December 31, 2013, the ratio of the costs of raising capital to the amount of capital raised was 9.6%.

Liquidity Event Policy. We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. However, we remain open to considering all liquidity event options should favorable opportunities arise. Our charter requires that in the event our stock is not listed on a national securities exchange by July 31, 2020, we must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders.
Employees
From inception through December 31, 2013, employees of Wells Capital and Wells Management, affiliates of the Advisor, performed substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities that were required under our advisory agreements with the Advisor. As explained in the General section above, as of January 1, 2014, these services will be performed directly by employees of Signature

Office REIT (other than the services to be provided by WREF under the TSA), and as of February 28, 2014, we had 12 employees working in our corporate office in Norcross, Georgia.

Insurance

We believe that our properties are adequately insured.

Competition

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

Concentration of Credit Risk

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

Website Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from our website at www.signaturereit.com or through a link to the SEC website, www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Risks Related to an Investment in Us

No public market currently exists for our shares of common stock, and we have no current plans to list our shares on an exchange. If a stockholder is able to sell his or her shares, he or she would likely have to sell them at a substantial discount from their public offering price.

There is no current public market for our shares, and we currently have no plans to list our shares on a national securities exchange. A stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards. Any sale of shares must also comply with applicable securities laws. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders' shares. Moreover, our Amended SRP, includes numerous restrictions that limit the ability to sell shares to us, and our board of directors may amend, suspend, or terminate our Amended SRP, upon 30 days' notice. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, he or she will likely have to sell them at a substantial discount to their public offering price. It is also likely that shares will not be accepted as the primary collateral for a loan.

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

If we are unable to find suitable investments or if we pay too much for properties, we may not be able to achieve our investment objectives, and the returns on our investments will be lower than they otherwise would be.

We may compete for real estate investments with other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; individuals; and other entities. A significant number of entities and resources competing for high-quality office properties support relatively high acquisition prices for such properties, which could put pressure on our profitability and our ability to pay distributions to stockholders. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved.

Future economic conditions may cause the creditworthiness of our tenants to deteriorate and occupancy and market rental rates to decline.

Economic conditions may adversely affect the financial condition and liquidity of many businesses, as well as the demand for office space generally. Should such economic conditions occur, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or to renew existing leases.

Our office properties were approximately 99% leased at December 31, 2013, and provisions for uncollectible tenant receivables, net of recoveries, were less than 1% of total revenues for the year then ended. As a percentage of 2013 annualized lease revenue, approximately 3% of leases expire in 2014 through 2016, collectively (see Item 2). No assurances can be given that future economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.

Disruptions in the financial markets and stagnant economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service debt obligations, or pay distributions to stockholders.

Disruptions in the financial markets and stagnant economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:

•	the values of our investments in office properties could decrease below the amounts we paid for such investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of such loans;

•	revenues from the properties we own could decrease due to lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on future debt financings; and

•	revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for the borrower to meet its payment obligations to us.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

If we pay distributions from sources other than our cash flow from operations, we may not be able to sustain our distribution rate and our stockholders' overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source, and we have not established limits on the amount of borrowings or cash advances we may use to pay such distributions. If we fund distributions from borrowings or sources other than cash flow from operations, the value of our shares is more likely to fall below the net proceeds per share from the Initial Offering and a stockholder's overall return may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to fund capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flow from operations over the long term, we may be unable to sustain our distribution rate. For the year ended December 31, 2013, approximately 82% of our distributions was funded from cash flow from operations (as determined under generally accepted accounting principles (“GAAP”)) and approximately 18% was funded from borrowings.

Our net income, Funds From Operations ("FFO"), Modified Funds from Operations (“MFFO”) and Adjusted Funds From Operations ("AFFO") may decrease in the near term as a result of our transition to a self-managed REIT.

Our net income, FFO, MFFO and AFFO may decrease as a result of becoming a self-managed REIT. While we will no longer bear the costs of the various fees and expense reimbursements previously paid to our external advisor, our expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead previously paid by our external advisor or its affiliates. There are no assurances that, following our transition to self-management, we will be able to provide those services for the same costs as were previously provided to us by our external advisor, and there may be unforeseen costs, expenses, and difficulties associated with providing those services on a self-advised basis. If the expenses we assume as a result of becoming self-managed are higher than we anticipate, our net income, FFO, MFFO and AFFO may be lower as a result of the transition to self-management than it otherwise would have been.

Our transition to self-management will expose us to risks to which we have not historically been exposed.

Our transition to self-management will expose us to risks to which we have not historically been exposed. Effective January 1, 2014, we directly employed persons who were previously associated with our former advisor or its affiliates. As their employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. Furthermore, these employees will be providing us services historically provided by our external advisor with the support of the TSA. There are no assurances that we will be able to provide the same level of services when we are self-advised as were previously provided to us under our agreements with WREF and its affiliates.

We are dependent on our own executive officers and employees.

Effective January 1, 2014, we rely on a small number of persons, particularly Douglas P. Williams, Glen F. Smith and Scott P. Brown, to carry out our business and investment strategies. The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.

If we decide to list our common stock on a national securities exchange, we may wish to lower our distribution rate in order to optimize the price at which our shares would trade.

Our board of directors has the option to effect a liquidity event by listing our common stock on a national securities exchange.  If such an election were to occur, a reduction in our distribution rate could occur with or in advance of a listing, as the public market for listed REITs appears to reward those that have a more conservative distribution policy.

A material portion of our leases are due to expire around the same period of time, which will likely (i) cause a loss in the value of an investment in us until the affected properties are re-leased, (ii) increase our exposure to downturns in the real estate market during the time that we are trying to re-lease such space and (iii) increase our capital expenditure requirements during the re-leasing period.
Approximately 23% and 32% of our leases (based on percentage of 2013 annualized base rent represented by such leases) are due to expire in 2017 and 2019, respectively. Most of this space is in single-tenant buildings. As the date of the expiration of a lease for a single-tenant building approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current leases. Therefore, if we were to list or liquidate our portfolio prior to the favorable re-leasing of the space referenced, our stockholders would likely suffer a loss on their investments. Our stockholders may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. In addition, we are likely to have to spend significant capital in order to ready the space for new tenants. To meet our need for cash at this time, we may have to increase borrowings or reduce our distributions, or both.

We may change our targeted investments without stockholder consent.

Our portfolio of investments currently consists of high-quality, income-generating office properties leased to creditworthy companies; however, we may acquire other types of real estate, including industrial properties. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in the prospectus for our Initial Offering. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk, and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Risks Related to Our Corporate Structure

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

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding investment strategies, financing, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without a stockholder vote. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board's broad discretion in setting policies and our stockholders' inability to exert control over those policies increase the uncertainty and risks our stockholders face.

Because the offering price in our DRP was not established in reliance on a valuation of our assets and liabilities and exceeds our net tangible book value per share, investors in our DRP will experience immediate dilution in the net tangible book value of their shares, and the offering price in our DRP may exceed the actual value of shares.

Through the payment of the distribution for the first quarter of 2014, we are offering shares in our DRP at $23.75 per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (i) total book value of our assets (ii) minus total liabilities, (iii) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of earnings, (iii) fees paid in connection with our Initial Offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to the Advisor and its affiliates in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of December 31, 2013, our net tangible book value per share was $18.46.

Our DRP share price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our DRP share price to be higher than the amount an investor would receive per share if we were to liquidate at this time.

We intend to use the most recent price paid to acquire a share in the primary portion of our Initial Offering as the estimated value of our shares until we have completed our offering stage. Should we begin to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. If we were to sell our assets at this time in an orderly liquidation, you would receive substantially less than $25.00 per share and may receive less than our net offering proceeds of $21.63 per share for the following reasons: (i) we paid high up front fees in connection with the issuance of our shares, (ii) a material portion of our leases are due to expire in 2017 and 2019; (iii) we have paid distributions to stockholders in excess of our cash flow from operations; and (iv) we raised fewer offering proceeds than expected, resulting in higher fixed operating expenses as a percentage of our revenue.

To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participated in the primary portion of our Initial Offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, we estimated the value of our common shares as $25.00 per share as of December 31, 2013. The basis for this valuation is the fact that the last offering price paid to acquire a share of common stock in the primary portion of our Initial Offering was $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). We intend to use the most recent price paid to acquire a share in the primary portion of our Initial Offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through the primary portion of our Initial Offering or follow-on public offerings - and have not done so for up to 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in Signature Office OP.)

Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in the primary portion of our Initial Offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of the our assets because (i) the Initial Offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sale price than could otherwise have been obtained; (ii) the estimated value does not reflect, and is not derived from the fair market value of our assets and ignores the payment of selling commissions, dealer-manager fees, other organization and offering costs and acquisition and advisory fees and expenses; (iii) there is no public trading market for our shares; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments; (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio; (vi) a material portion of our leases are due to expire in 2017 and 2019; (vii) we have paid distributions in excess of our cash flow from operations; and (viii) we raised fewer proceeds in our Initial Offering than we expected, resulting in higher fixed operating expenses as a percentage of our revenue.

After the offering period, should an additional per-share value based on the current value of our portfolio be publicly reported, we, or a firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our Amended SRP may be substantially less than what we pay.

Under our Amended SRP, shares may be repurchased at varying prices depending on the purchase price paid for the shares. The maximum price that may currently be paid under the program is $22.75 per share, which is 91% of the offering price of our shares of common stock in the primary portion of our Initial Offering (ignoring purchase price discounts for certain categories of purchasers), and is likely to be greater than the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $22.75 per share, the actual value of the shares that we repurchase may be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

Our stockholders will not be able to sell their shares under the Amended SRP subsequent to April 30, 2014.  Even if stockholders are able to sell their shares under the Amended SRP prior to April 30, 2014, such stockholders will only be able to redeem a small portion of their shares.

On March 5, 2014, our board of directors elected to terminate the Amended SRP, effective April 30, 2014 upon the redemption of any shares of common stock properly submitted for redemption under the Amended SRP for the month of April 2014.  As a result, for stockholder’s shares to be eligible for redemption prior to such termination, we must receive a written redemption request from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us on or before April 23, 2014.

Even if a stockholder submits a redemption request on or before April 23, 2014, there are significant conditions and limitations that limit our stockholders’ ability to sell their shares under the Amended SRP.  Only shares held by the original purchaser or shares transferred other than for value by the original purchaser and all subsequent holders may participate in the Amended SRP prior to its termination. In other words, once a stockholder sells his or her shares, all subsequent transferees of those shares are excluded from participating in the Amended SRP. Except with respect to redemptions sought within two years of a stockholder's death or qualifying disability, a stockholder would need to have held his or her shares for at least one year in order to participate in the Amended SRP. The Amended SRP limits the number of shares that we may redeem under the program as follows:

•
We may not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for "Ordinary Redemptions" (redemptions not sought within two years of an investor's death or qualifying disability) during the 12-month period ending on such redemption date to exceed 70% of the net proceeds from the sale of shares under our distribution reinvestment plan during such 12-month period.

•	We will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

•	100% of the net proceeds from our distribution reinvestment plan during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.

The price at which we will redeem a share through April 30, 2014 is 91% of the price at which we sold the share, or $22.75 per share for a share issued at $25.00. Additionally, in February 2014, Ordinary Redemption requests exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 8.5%.  Based on the level of Ordinary Redemption requests currently submitted and waiting for processing, we anticipate that Ordinary Redemptions processed prior to the termination of the Amended SRP will be prorated as well.  As a result, even if stockholders submit their Ordinary Redemption requests on or before April 23, 2014, we will only be able to redeem a small portion their shares.

Our stockholders' interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under an incentive compensation equity award plan to our independent directors or to our employees; or (4) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Signature Office OP. To the extent we issue additional equity interests, our stockholders' percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our Initial Offering, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

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

We do not intend to reserve significant operating cash flows for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales, or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders' investment.

Our board of directors has opted out of certain provisions of the Maryland General Corporation Law relating to deterring or defending hostile takeovers. Although we will not currently be afforded this protection, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

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

General Risks Related to Investments in Real Estate

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

Any of the above factors, or combination thereof, could result in a decrease in the value of our properties, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders, and on the value of an investment in us.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on an investment in us.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available to distribute to our stockholders. In addition, because the value of a property's lease has a significant impact on that property's market value, the resale value of a property with high or prolonged vacancies could suffer, which could further reduce our stockholders' returns.

We depend on tenants for our revenue, and lease defaults or terminations by significant tenants could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property, particularly in the event the asset is an industrial property, which may not have efficient alternative uses. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.

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

Our inability to sell a property when we want could limit our ability to pay cash distributions to our stockholders.

General economic conditions, availability of financing, interest rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms, or within the time frame we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to pay distributions to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income and the return on an investment in us.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, or our existing line of credit, we do not have any sources of funding specifically designated for funding repairs or reconstruction of any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

Actions of our potential future joint venture partners could reduce the returns on our future joint venture investments and decrease our stockholders' overall return.

We may enter into joint ventures to acquire, develop, or improve properties. Such joint venture arrangements may involve risks not otherwise present with other methods of investment in real estate, including, for example, the following risks:

•	the possibility of disputes with our joint venture partners;

•	reduced control over our assets, such as an inability to sell an asset when doing so would have been in our best interests; and

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of an investment in us.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

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

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of an investment in us.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. We intend for all of our properties to be subject to Phase I environmental assessments at the time they are acquired.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders' overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss, or increased security costs. We currently own properties located in certain major metropolitan areas. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Risks Associated with Debt Financing

We have incurred, and are likely to continue to incur, mortgage and other indebtedness, which may increase our business risks.

We have incurred indebtedness and are likely to incur additional indebtedness. We may incur indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay distributions, and for other purposes.

Significant borrowings by us increase the risks of an investment in us. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our credit facility includes a cross-default provision that provides that a payment default under any recourse obligation above a negotiated dollar amount or any non-recourse obligation above another negotiated dollar amount by us, Signature Office OP, or any of our subsidiaries will constitute a default under the credit facility.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders, may hinder our ability to raise more capital by borrowing more money, and/or may force us to dispose of some of our assets.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may limit our flexibility and our ability to achieve our operating plans.
Increases in interest rates or the use of longer-term debt to finance or refinance our properties would increase our costs and decrease the amount of cash available for distributions and could reduce the overall returns to our investors.
To date, we have financed a portion of our acquisitions through short-term debt. Interest rates on short-term debt have been at historic lows and are lower than the rates available on longer-term debt. In the short term, such low-cost financing increases the amount of cash available for distribution to our stockholders. If short-term interest rates increase, or if we determine that it is prudent to use a greater proportion of longer-term debt to finance or refinance our properties, then our costs would increase in comparison to current levels, the overall returns on our stockholders' investments would be lower, and we could have difficulty maintaining the current rate of our stockholder distributions.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in us.

Our charter limits us from incurring debt in relation to our net assets in excess of 100% (valued at cost before depreciation and other noncash reserves). However, upon a showing that a higher level of debt is appropriate, a majority of our Conflicts Committee, after determining that a substantial justification exists, may approve such excess in borrowings over the 100% level. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

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

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, they will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, he or she may have to use funds from other sources to pay his or her tax liability on the value of the shares of common stock received. On March 5, 2014, our board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

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

•
We may perform additional, noncustomary services for tenants of our buildings through taxable REIT subsidiaries, including real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in us.

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

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on our stockholders' investments.

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

If we were to pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the Internal Revenue Service ("IRS") were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k), or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an individual retirement account, or "IRA") that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan's or account's investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of "unrelated business taxable income" for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

In order to assist fiduciaries of employee benefit plans or any other retirement plan or account with their annual valuation requirements under ERISA or the Code, we expect to provide an estimated value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through the primary portion of our Initial Offering or follow-on public offerings - and have not done so for up to 18 months. Until up to 18 months have passed without a sale in a public offering of our common stock, not including any offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Signature Office OP, we expect to use the gross offering price of a share of common stock in the primary portion of our most recent offering as the per-share estimated value thereof.

This estimated value is not likely to reflect the proceeds a stockholder would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties, or other sanctions.

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

If a stockholder invested in our shares through an IRA or other retirement plan, he or she may be limited in his or her ability to withdraw required minimum distributions.

If a stockholder established an IRA or other retirement plan through which he or she invested in our shares, federal law may require him or her to withdraw required minimum distributions ("RMDs") from such plan in the future. Any share redemptions requested to satisfy these RMD requirements will be considered requests for "Ordinary Redemptions," as defined in our share redemption program, as amended. Our share redemption program, as amended limits the amount of Ordinary Redemptions that can be made in a given year. Additionally, such stockholder will not be eligible to receive Ordinary Redemptions until he or she has held his or her shares for at least one year. As a result, he or she may not be able to redeem his or her shares at a time in which he or she needs liquidity to satisfy the RMD requirements under his or her IRA or other retirement plan. Even if he or she is able to redeem his or her shares, such redemptions will be at a price less than the price at which the shares were initially purchased. If he or she fails to withdraw RMDs from the IRA or other retirement plan, he or she may be subject to certain tax penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Overview
As of December 31, 2013, we owned 13 office properties located in eight states. At December 31, 2013, our office properties were approximately 99.3% leased with an average lease term remaining of approximately six years. The table set forth below shows information relating to the properties we owned as of December 31, 2013.

Properties	Location	% Leased as of December 31, 2013	Rentable Square Feet	Total Purchase Price(1)	% of Total Assets	Annualized Base Rent(2)	Average Annualized Base Rent per Square Foot
Royal Ridge V Building	Irving, TX	100.0%	119,611	$18,134,588	2.7%	$2,482,089	$20.75
333 East Lake Street Building	Bloomingdale, IL	97.9%	71,053	11,710,764	1.7%	1,956,452	$27.54
Westway One Building	Houston, TX	100.0%	143,961	31,000,000	4.6%	4,740,722	$32.93
Duke Bridges I & II Buildings	Frisco, TX	100.0%	284,198	49,000,000	7.2%	6,310,543	$22.20
Miramar Centre II Building	Miramar, FL	100.0%	96,394	20,921,636	3.1%	2,879,854	$29.88
7601 Technology Way Building	Denver, CO	100.0%	182,875	41,500,000	6.1%	4,885,866	$26.72
Westway II Building	Houston, TX	100.0%	242,374	70,313,406	10.4%	8,934,580	$36.86
Franklin Center Building	Columbia, MD	100.0%	200,593	65,000,000	9.6%	6,375,728	$31.78
South Lake Building	Herndon, VA	100.0%	268,240	90,900,000	13.5%	9,568,645	$35.67
Four Parkway North Building	Deerfield, IL	100.0%	171,524	41,144,691	6.1%	5,242,585	$30.56
2275 Cabot Drive Building	Lisle, IL	100.0%	94,375	17,993,058	2.7%	2,517,679	$26.68
4650 Lakehurst Court Building	Columbus, OH	100.0%	164,639	24,727,760	3.7%	3,335,855	$20.26
64 & 66 Perimeter Center Buildings	Atlanta, GA	97.2%	583,690	95,297,762	14.1%	12,256,368	$21.00
Total Portfolio		99.3%	2,623,527	$577,643,665	85.5%	$71,486,966

(1)
Purchase price is presented net of adjustments and exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on estimates of their fair values.

(2)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by 12 months. The amount reflects total rent before rent abatements.

Property Statistics
The following table shows the tenant diversification of our office properties as of December 31, 2013.

Tenant	2013 Annualized Base Rent (1)	Percentage of 2013 Annualized Base Rent
State Farm Mutual Auto Insurance Co.	$10,208,075	14%
Time Warner Cable	9,542,262	13%
GE Oil & Gas, Inc.	6,965,725	10%
Leidos	6,329,205	9%
T-Mobile West Corporation	5,696,163	8%
Jackson National Life Insurance Company	4,885,865	7%
Cameron Solutions	4,282,421	6%
Qwest Communications Company, LLC	3,335,855	5%
Humana Medical Plan, Inc.	2,879,854	4%
CF Industries	2,591,215	4%
McCain Foods USA, Inc.	2,517,679	3%
JP Morgan Chase Bank	2,482,089	3%
Lundbeck	2,151,615	3%
Other(2)	7,618,943	11%
	$71,486,966	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by 12 months. The amount reflects total rent before rent abatements.

(2)	No more than 3% is attributable to any individual tenant.
The following table shows the tenant industry diversification of our office properties as of December 31, 2013.

Industry	2013 Annualized Base Rent (1)	Rentable Square Feet	Percentage of 2013 Annualized Base Rent
Communication	$18,574,280	688,310	26%
Insurance Carriers	17,973,794	780,970	25%
Business Services	8,090,720	255,768	11%
Electronic And Other Electric Equipment	6,965,725	186,957	10%
Chemicals And Allied Products	4,958,592	162,283	7%
Industrial Machinery And Equipment	4,282,421	128,645	6%
Depository Institutions	2,642,912	123,855	4%
Food And Kindred Products	2,517,679	94,375	3%
Other(2)	5,480,843	184,739	8%
Vacant	—	17,625	—%
	$71,486,966	2,623,527	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by 12 months. The amount reflects total rent before rent abatements.

(2)	No more than 3% is attributable to any individual industry.

The following table shows lease expirations of our office properties as of December 31, 2013, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal or contraction options or termination rights.

Year of Lease Expiration	2013 Annualized Base Rent(1)	Rentable Square Feet Expiring	Percentage of 2013 Annualized Base Rent
Vacant	$—	17,625	—%
2014	262,525	11,872	0%
2015	1,600,785	46,535	2%
2016	458,301	15,316	1%
2017	16,667,478	649,151	23%
2018	6,474,213	204,497	9%
2019	22,445,158	644,926	32%
2020	2,548,502	127,668	4%
2021	3,610,357	123,631	5%
2022	6,526,834	262,378	9%
2023	10,892,813	519,928	15%
Thereafter	—	—	—%
	$71,486,966	2,623,527	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by 12 months. The amount reflects total rent before rent abatements.

The following table shows the geographic diversification by metropolitan statistical area ("MSA") of our office properties as of December 31, 2013.

MSA	2013 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2013 Annualized Base Rent
Houston	$13,675,302	386,335	19%
Atlanta	12,256,368	583,690	17%
Chicago	9,716,716	336,952	14%
Northern Virginia	9,568,645	268,240	13%
Dallas	8,792,633	403,809	12%
Baltimore	6,375,728	200,593	9%
Denver	4,885,865	182,875	7%
Columbus	3,335,855	164,639	5%
Fort Lauderdale	2,879,854	96,394	4%
	$71,486,966	2,623,527	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by 12 months. The amount reflects total rent before rent abatements.

Other Property-Specific Information

Certain of our properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2013.

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
Market Information
As of February 28, 2014, we had approximately 20.4 million shares of common stock outstanding held of record by a total of 10,982 stockholders. The number of stockholders is based on the records of DST Systems Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist FINRA members who participated in our public offering of common stock, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of IRAs in the preparation of their reports relating to an investment in our shares. For these purposes, our estimated value of a share of our common stock is $25.00 per share as of December 31, 2013. The basis for this valuation is the fact that the last price paid to acquire a share in our public primary offering, which terminated on June 10, 2013, was $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). This estimated value is likely to be higher than the price at which you could resell your shares or the price you would receive per share if we were to liquidate because (1) the Initial Offering involved the payment of underwriting compensation and other directed selling efforts, organization and offering costs and acquisition and advisory fees and expenses; (2) there is no public trading market for our shares; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; (4) the estimated value does not take into account how developments related to individual assets (such as the impending expiration of a large portion of our leases in 2017 and 2019) may have increased or decreased the value of our portfolio; and (5) we have paid distributions in excess of our cash flow from operations.There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.
The Initial Offering expired on June 30, 2013; however, we will continue to sell shares of our common stock to existing investors through our DRP through the payment of the distribution for the first quarter of 2014. We expect to continue to use the most recent primary public offering price per share of our common stock ($25.00) as the publicly reported estimated per-share value of our common stock until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through the primary portion of our Initial Offering or follow-on public offerings - and have not done so for up to 18 months. After the offering period, should an additional per-share value based on the current value of our portfolio be publicly reported, such estimated per-share value is expected to be determined based on estimates of the current values of our assets, net of current values of our liabilities; thus, the estimate should not be viewed as an estimate of the amount of net proceeds per share that would result from a sale of our properties at that time.
Distributions
We intend to make distributions each taxable year equal to at least 90% of our REIT taxable income. One of our primary goals is to pay regular quarterly distributions to our stockholders. The amount of distributions paid and the taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.
When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in accordance with GAAP in the accompanying consolidated statements of cash flows), adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As provided in the prospectus for the Initial Offering, acquisition-related costs were funded with cash generated from the sale of common stock in the Initial Offering and the DRP and, therefore, are not funded with cash generated from operations.

Quarterly distributions paid to the stockholders during 2013 and 2012 were as follows:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$6,663,546	$7,422,316	$7,624,404	$7,617,924	$29,328,190

Per-Share Investment Income(1)	$0.151	$0.152	$0.153	$0.153	$0.609
Per-Share Return of Capital(2)	$0.219	$0.222	$0.222	$0.222	$0.885
Total Per-Share Distribution	$0.370	$0.374	$0.375	$0.375	$1.494

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$3,629,276	$4,572,182	$5,500,052	$6,153,151	$19,854,661

Per-Share Investment Income(1)	$0.121	$0.121	$0.122	$0.122	$0.486
Per-Share Return of Capital(2)	$0.253	$0.253	$0.256	$0.256	$1.018
Total Per-Share Distribution	$0.374	$0.374	$0.378	$0.378	$1.504

(1)	Approximately 41% and 32% of the distributions paid during the years ended December 31, 2013 and 2012, respectively, were taxable to the investor as ordinary income.

(2)	Approximately 59% and 68% of the distributions paid during the years ended December 31, 2013 and 2012, respectively, were characterized as tax-deferred.
Distributions paid in the fourth quarter of 2013 were paid to stockholders of record as of December 13, 2013. Our board of directors has declared distributions for stockholders of record as of March 15, 2014 in the amount of $0.375 per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay these distributions in March 2014.

Redemption of Common Stock

We currently maintain the Amended SRP, which allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations and penalties. On March 5, 2014, our board of directors elected to terminate the Amended SRP, effective April 30, 2014 upon the redemption of any shares of common stock properly submitted for redemption under the Amended SRP for the month of April 2014. As a result, for a stockholder's shares to be eligible for redemption prior to termination of the Amended SRP, we must receive a written redemption request from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us on or before April 23, 2014. We will be unable to process redemption requests received after April 23, 2014. Any redemption requests submitted will continue to be subject to the limits on the dollar value and number of shares that may be redeemed under the terms of the Amended SRP. In February 2014, Ordinary Redemption requests exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 8.5%. Based on the level of Ordinary Redemptions requests currently submitted, we anticipate that Ordinary Redemptions processed prior to the termination of the Amended SRP will be prorated as well.

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

The Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, will be calculated in the same manner. Specifically, the redemption price per share will be 91% of the price at which we sold the share, or $22.75 per share for a share issued at $25.00.

In addition to the one-year holding period for Ordinary Redemptions, through its termination, effective April 30, 2014, the Amended SRP is subject to the following limitations on the number of shares that we may redeem:

•
We will not redeem shares on any day to the extent that such redemptions would cause the amount of Ordinary Redemptions during the 12-month period ending on such day to exceed 70% of the net proceeds from the DRP during the same 12-month period.

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
All of the shares that we redeemed pursuant to our Amended SRP during the quarter ended December 31, 2013 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2013	28,547	$22.69	28,547	(3)
November 2013	40,426	$22.73	40,426	(3)
December 2013	31,132	$22.29	31,132	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2013 were made pursuant to our Amended SRP.

(2)
We announced the commencement of the share redemption program on June 10, 2010, and it was subsequently amended on November 8, 2011, August 13, 2012, and August 22, 2013. On March 5, 2014, the Amended SRP was terminated effective April 30, 2014.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the Amended SRP as described above.
During the year ended December 31, 2013, approximately 434,334 shares of common stock were redeemed under the Amended SRP for approximately $9.9 million. As of December 31, 2013, all eligible shares tendered for redemption had been redeemed.
Use of Initial Public Offering Proceeds
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced operations on September 29, 2010. We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share, with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $712.5 million, or $23.75 per share. On June 10, 2013, we ceased offering shares in the primary portion of the Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to the DRP was continued pursuant to a Registration Statement on Form S-3. On March 5, 2014, our board of directors elected to terminate the DRP effective after the payment of the distribution for the first quarter of 2014.
Through December 31, 2013, we had sold approximately 21.0 million shares for gross offering proceeds of approximately $524.0 million, including shares sold through the DRP. As of December 31, 2013, we had incurred selling commissions, dealer-manager fees, and organization and other offering costs in the amounts set forth below. The dealer-manager re-allowed all of the selling commissions and a portion of the dealer-manager fees to participating broker/dealers.

Selling commissions, net of discounts	$34,146,127
Dealer-manager fees, net of discounts	12,416,871
Other offering costs	10,301,358
Total fees and costs	$56,864,356
From the commencement of the Initial Offering through December 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above and acquisition fees of approximately $10.5 million, were approximately $456.6 million, including net offering proceeds from the DRP of approximately $25.7 million, substantially all of which have been invested in real properties and related assets. As of December 31, 2013, we have used the net proceeds from our Initial Offering to partially fund approximately $592.3 million in real estate and real-estate-related investments, to make repayments of acquisition-related debt, to fund approximately $15.0 million of acquisition fees and expenses, to redeem approximately $14.2 million of our common stock, and to fund approximately $7.1 million in deferred financing costs. We expect that our primary use of the net proceeds from the DRP for the first quarter of 2014 will be to fund redemptions of shares of our common stock under our Amended SRP through its termination, effective April 30, 2014.
Unregistered Issuance of Securities
During 2013, we did not issue any securities that were not registered under the Securities Act.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our 2010 Long-Term Incentive Plan as of December 31, 2013:

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

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Total assets	$675,539,446	$697,817,542	$314,170,975	$35,420,561	$200,000
Total stockholders' equity	$373,347,793	$335,842,389	$179,334,927	$16,500,755	$200,000
Outstanding debt	$167,400,000	$220,900,000	$120,954,895	$17,275,000	$—
Outstanding long-term debt	$142,500,000	$220,900,000	$109,900,000	$11,100,000	$—
Obligations under capital leases	$115,000,000	$115,000,000	$—	$—	$—

	Years ended December 31,
	2013	2012	2011	2010	2009
Total revenues	$69,267,549	$48,011,115	$18,519,397	$755,389	$—
Net loss	$(993,132)	$(8,484,523)	$(10,071,668)	$(1,543,623)	$—
Net cash provided by (used in) operating activities	$24,041,955	$16,042,583	$2,288,530	$(696,120)	$—
Net cash used in investing activities	$(14,053,558)	$(270,814,664)	$(278,043,529)	$(29,426,144)	$—
Net cash (used in) provided by financing activities	$(18,549,314)	$266,037,111	$276,012,857	$34,355,272	$—
Distributions paid	$(29,328,190)	$(19,854,661)	$(6,130,747)	$(86,367)	$—
Proceeds raised through issuance of our common stock(1)	$82,424,667	$215,977,971	$205,282,643	$20,322,428	$200,000
Net debt (repayments) proceeds(1)	$(53,500,000)	$99,945,105	$103,679,895	$17,275,000	$—
Investments in real estate(1)	$(8,943,433)	$(269,490,488)	$(277,245,814)	$(29,426,144)	$—
Per weighted-average common share data:
Net loss – basic and diluted	$(0.05)	$(0.63)	$(2.26)	$(13.48)	$—
Distributions declared	$1.43	$1.50	$1.46	$0.26	$—
Weighted-average common shares outstanding	19,736,887	13,542,837	4,452,157	114,526	8,000
Funds from Operations Data(2):
Net loss	$(993,132)	$(8,484,523)	$(10,071,668)	$(1,543,623)	$—
Depreciation of real estate assets	17,768,543	12,422,906	4,484,518	252,225	—
Amortization of lease-related costs	11,292,059	7,695,172	2,480,235	88,795	—
Funds From Operations(2)	$28,067,470	$11,633,555	$(3,106,915)	$(1,202,603)	$—
Additional amortization of lease costs	2,885,695	2,159,349	1,019,736	22,000	—
Straight-line rental income	(7,876,148)	(3,056,134)	(793,750)	(38,515)	—
Real estate acquisition-related costs	1,674,094	5,912,302	6,784,605	668,855	—
Noncash interest expense	1,205,927	2,092,435	1,199,324	152,990	—
Master lease proceeds	9,937,273	1,324,949	535,038	—	—
Adjusted Funds From Operations(2)	$35,894,311	$20,066,456	$5,638,038	$(397,273)	$—

(1)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(2)
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
Overview
We operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office properties leased to creditworthy entities located in major metropolitan areas throughout the United States. As of December 31, 2013, we owned 13 real estate properties consisting of approximately 2.6 million square feet. These office properties were approximately 99.3% leased as of December 31, 2013. We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We acquired our first real estate asset in October 2010. Effective June 10, 2013, we ceased offering shares in the primary portion of our Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to our DRP was continued pursuant to a Registration Statement on Form S-3. As of December 31, 2013, we had raised gross offering proceeds of approximately $524.0 million through the issuance of common stock in our Initial Offering, including proceeds from our DRP, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds. These activities caused fluctuations in the results of our operations and in interest expense. In addition, as required under GAAP, we expense costs incurred in connection with the acquisition of real estate assets, including acquisition fees of 2.0% of gross offering proceeds raised under our Initial Offering.
On March 5, 2014, our board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014. As a result, all distributions paid after the first quarter will be paid in cash and will not be reinvested in shares of our common stock. Also on March 5, 2014, our board of directors elected to terminate the Amended SRP, effective April 30, 2014 upon the redemption of any shares of common stock properly submitted for redemption under the Amended SRP for the month of April 2014. For additional details about the termination of the DRP and the Amended SRP, see Item 9B.

From inception through December 31, 2013, we had no paid employees and were externally advised and managed by the Advisor and Wells Management, wholly owned subsidiaries of WREF. In 2013, we established a plan to transition our externally advised management platform to a self-managed structure, which culminated on January 1, 2014, upon the termination of the Revised Advisory Agreement and the hiring of the employees necessary to perform the requisite corporate functions previously performed by the Advisor and its affiliates. From January 1, 2014 through June 30, 2014, we will receive certain services from WREF, as specified in the TSA, to assist in our transition to becoming a self-managed company. As a result of these transactions, we expect our general and administrative expenses will increase as a result of the employment-related costs and other costs we will incur as a self-managed company. Such an increase in general and administrative expenses is expected to be offset by the elimination of the payment of related-party asset management fees to the Advisor, resulting in a net cost savings to us. For additional details, please refer to Note 10 and Note 13 of the accompanying consolidated financial statements.

As we transition from our fundraising and acquisition phases, we continue to concentrate our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for our stockholders. In doing so, we may elect to make strategic acquisitions and dispositions, and may look to enter into favorable debt transactions. Our operating strategy entails actively managing our portfolio to generate sufficient cash flow from operations to meet our required obligations and to provide current income in the form of cash distributions to our investors; managing lease expirations with a goal of achieving diversified lease expiration dates; maintaining a moderate leverage profile; considering appropriate actions for future lease expirations resulting in receipt of increased rents over longer terms; and controlling administrative operating expenses as a percentage of revenues. With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as (i) addressing the risks associated with our lease expiration dates, specifically in 2017 and 2019, and (ii) repaying or refinancing our outstanding borrowings as they become due.
Per the terms of our charter, we presently intend to effect a transaction by July 31, 2020 that will provide liquidity to all of our stockholders, although we will explore other liquidity options as favorable opportunities arise. However, a transaction well in advance of 2020 may be in our best interest. Notwithstanding the execution of such a transaction, our shares remain illiquid, and we may not effect a liquidity event before or even by our original targeted date of July 31, 2020.
General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S real gross domestic product (“real GDP”), the U.S. economy increased by 1.9% in 2013, according to estimates, compared to an increase of 2.8% in 2012. The growth of the U.S. economy in 2013 primarily reflected positive contributions from personal consumption expenditures, exports, residential fixed investment, nonresidential fixed investment, and private inventory investment that were partly offset by a negative contribution from federal government spending. While there are still challenges, management believes the U.S. economic indicators across the board, including employment, output and housing, point to sustained growth and continued recovery at a moderate pace. Given the improving economic data observed at the end of 2013, we are cautiously optimistic that 2014 will deliver a real GDP growth number above 2% and that job growth will accelerate.

Real estate market fundamentals underlying the U.S. office markets mirrored the overall U.S. economy, displaying signs of broader, more consistent growth and modest improvements in the major indicators in 2013. Net absorption was 15.6 million square feet in the fourth quarter and 51.6 million square feet for the year, which is a slight increase as compared to the 50.1 million square feet of net absorption in 2012. More than 80% of metropolitan areas experienced occupancy gains in both 2012 and 2013. As a result of the additional space absorbed, vacancy levels declined to 12.1% in the fourth quarter of 2013, an improvement from a 12.7% vacancy rate at the end of 2012, with 48 out of 82 metropolitan areas (59%) showing declines in vacancy rates. Although vacancy is currently lower than its recessionary peak, it remains slightly higher than its historical average. With vacancy declining in the majority of areas of the country, rental rates are beginning to trend upward and, despite a recent trend towards office space efficiency, demand for office space exceeded new supply for the second straight year. Approximately 82% of markets displayed higher rent in the fourth quarter of 2013 compared to the fourth quarter of 2012 with average quoted rental rates of the total office market seeing an increase from $23.12 per square foot to $23.69 per square foot over this period. Similar to 2012, of the total net absorption in 2013, almost two-thirds occurred in Class A office space, which is above its 35% share of the office market, indicating a continued trend to quality assets by tenants. Economic prospects throughout the country have improved with more industries and more markets participating in the recovery, something not seen from 2010 through 2012. Early 2014 economic indicators are suggesting another year of at least modest growth.

The upward trend in transaction volume continued for office properties in 2013. The fourth quarter of 2013 marked the best fourth quarter performance for the office sector since the 2007 peak year with sales volume for office transactions of approximately $44.0 billion. U.S. office transaction volumes increased 45% in the fourth quarter of 2013 and 36% for the full year in 2013 as compared to the same respective periods in 2012. As the economic recovery extends across assets and markets, competition remained strong in secondary markets, while high-end deals continued to contribute significantly to stronger primary market activity during the fourth quarter of 2013. Office transaction volumes continued to grow in secondary markets, which contributed approximately 40% of the investment sales activity for the year. As we enter 2014, we expect the investment sales momentum seen in 2013 to continue, with estimated growth in office investment sales volume to exceed 20% for the year.

Job growth was positive in 2013, with the unemployment rate declining from 7.9% at the beginning of the year to 6.7% at the end of the year. Essential to the commercial real estate sector, office-using employment continues to improve with the U.S. creating 721,000 office-using jobs in 2013, up from 696,000 in 2012 and 570,000 in 2011. We expect these trends will continue in 2014; however, diversified and non-niche markets will likely be responsible for an increasing share of job growth as they recover from the economic downturn. This projected job growth combined with a lack of new supply coming into the market in 2014-2015 should continue to produce strong office net absorption and declining office vacancy rates and push leverage in landlords’ favor until additional supply, in the form of new construction, is delivered across markets in the mid-2015 to early-2016 time frame. This will likely result in continued increases in rental rents and declines in landlord concessions offered to tenants. Although tech-heavy and energy-rich markets such as Seattle-Bellevue, San Francisco, Silicon Valley, Houston and Dallas, continue to lead the overall markets with the most aggressive upward rent trends due to high demand and decreasing availability, landlord confidence has begun to spread across other markets as well. Through 2014, once-lagging markets like Atlanta, Philadelphia, Los Angeles, Chicago and other heavily diversified tenant markets are likely to see rents grow at a faster pace due to an economic recovery that finally appears firm.

Impact of Economic Conditions on our Portfolio
As of December 31, 2013, our portfolio was 99.3% leased and only 3% of our leases, measured as a percentage of 2013 annualized lease revenue, expire prior to December 2016. As such, current general economic and real estate market conditions are less likely to have an immediate impact on the operations of our portfolio than future economic conditions closer to the time of significant lease expirations. A significant portion of areas across the country, including a majority of the MSAs in which our properties are located, are currently experiencing improvements in office place fundamentals, including a reduction in landlord concessions and a compression of vacancy rates, and we expect these office marketplace fundamentals to continue to improve with modest growth forecasted in the U.S. economy. Although our lease expirations over the next three years are minimal, should the expected improvements in office property fundamentals materialize in our markets, we may consider certain strategic options for our current roster of leases, including early lease renewals, in order to extend and diversify the years of our current lease expirations, particularly as its relates to 2017 and 2019. As of December 31, 2013, our portfolio had a debt-to-real-estate-asset ratio of approximately 28%, which is lower than the average ratio for our industry and sector. We believe that our moderate leverage, coupled with ample borrowing capacity under our unsecured credit facility ($159.0 million available as of February 28, 2014), provides considerable financial flexibility, which enables us to respond quickly to unanticipated funding needs and opportunities. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the adverse effects of another downturn in the economy, weak real estate fundamentals, or disruption in the credit markets. If these conditions return, they would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources
Overview
During the year ended December 31, 2013, we raised proceeds under our Initial Offering, net of payments for commissions, dealer-manager fees, other offering costs and redemptions of common stock, of approximately $64.3 million, substantially all of which was used to repay funds borrowed in connection with the acquisition of real estate properties in advance of raising equity proceeds and fund acquisition fees.
We entered into an unsecured credit facility (the "Signature Unsecured Debt Facility") on September 26, 2012, which replaced the credit facility dated as of June 29, 2011 (the "Amended Regions Credit Facility"). Under the Signature Unsecured Debt Facility, we may borrow up to a total of $300 million, subject to availability. The Signature Unsecured Debt Facility is comprised of a revolving credit facility in an amount up to $200 million (the "Signature Revolving Facility") and a term loan facility in an amount up to $100 million (the "Signature Term Loan"), which mature on September 26, 2015 and September 26, 2017, respectively. We have the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility. We may borrow under the Signature Unsecured Debt Facility at rates equal to (1) LIBOR, plus the applicable LIBOR margin or (2) the greater of (a) the prime rate announced by Regions Bank ("Regions"), (b) the Federal Funds Effective Rate plus 0.50% or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin. The applicable LIBOR margin under the Signature Revolving Facility and Signature Term Loan may vary from 1.75% to 2.50% and from 1.65% to 2.40%, respectively, and the applicable base rate margin under the Signature Revolving Facility and Signature Term Loan may vary from 0.75% to 1.50% and 0.65% to 1.40%, respectively, based on our then current leverage ratio. Beginning September 26, 2013, we effectively fixed the interest rate on $75 million of the Signature Term Loan at 0.891%, plus a margin of 1.65% to 2.40%, based on our then current leverage ratio, with an interest rate swap executed contemporaneously with the Signature Term Loan. Under the terms of the Signature Unsecured Debt Facility, we generally are required to make interest-only payments. We may prepay the Signature Unsecured Debt Facility in whole or in part at any time, subject to reimbursement of breakage and redeployment costs incurred in connection with LIBOR borrowings; however, amounts repaid on the Signature Term Loan may not be reborrowed.
We anticipate that our primary sources of future capital will be derived from operating cash flows and draws from the Signature Revolving Facility. We expect that our primary uses of capital will continue to include stockholder distributions and funding capital improvements to our existing properties, as well as potential future acquisitions of real estate properties. Stockholder distributions will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our determination of near-term cash needs for capital expenditures at our properties and debt repayments, and our expectations of future operating cash flow generated from our properties.
Short-Term Liquidity and Capital Resources
During the year ended December 31, 2013, net cash provided by operating activities was approximately $24.0 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, acquisition-related costs, asset and property management fees, and general and administrative costs, such as legal, accounting and other professional fees. During the year ended December 31, 2013, acquisition-related costs paid, which were funded with cash generated from the sale of common stock under the Initial Offering and DRP, but which under GAAP reduced net cash from operating activities, were approximately $1.9 million. During the year ended December 31, 2013, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $29.3 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the year ended December 31, 2013, net cash used for additions to our existing real estate assets was approximately $8.9 million and net cash used for deferred lease costs was approximately $5.1 million, both of which primarily related to funding a majority of our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings.
Net cash used in financing activities for the year ended December 31, 2013 was approximately $18.5 million. During the year ended December 31, 2013, we generated net proceeds from the sale of common stock under our public offerings, net of payments for commissions, dealer-manager fees, other offering costs and share redemptions, of approximately $64.3 million, substantially all of which was used to pay down debt and fund acquisition fees. During the year ended December 31, 2013, we received gross debt proceeds of approximately $14.5 million from the Signature Revolving Facility, which were used to fund a portion of our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings and to fund common stock redemptions under the Amended SRP. We repaid approximately $68.0 million on the Signature Revolving Facility during the year ended December 31, 2013.
We expect to utilize the residual cash balance of approximately $7.4 million as of December 31, 2013 to satisfy current and future liabilities.
Our board of directors has declared a distribution to stockholders of record as of March 15, 2014 in an amount equal to $0.375 per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in March 2014. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution.

Debt Covenants

As of December 31, 2013, the Signature Unsecured Debt Facility contained, among others, the following restrictive covenants, as defined by the credit agreement:

		Actual Performance
	Covenant Level	December 31, 2013
Fixed-charge coverage ratio	Greater than 1.75x	6.57
Total debt relative to total asset value	Less than 55%	28%
Secured debt relative to consolidated tangible assets	Less than 40%	6%
Secured debt, excluding non-recourse debt, relative to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $317.1 million(1)	$434.4 million
Net distributions paid relative to funds from operations	Less than 90%(2)	46%

(1)	Our tangible net worth must be greater than $233.8 million, plus 72.25% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after September 26, 2012.

(2)
Total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (1) 90% of funds from operations, as defined in the Signature Unsecured Debt Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (2) the minimum amount required to continue to qualify as a REIT.

As of December 31, 2013, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Signature Unsecured Debt Facility. We also believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of February 28, 2014, we had access to the borrowing capacity under the Signature Unsecured Debt Facility of $159.0 million.
Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary source of capital will include proceeds from secured or unsecured financings from banks and other lenders and net cash flows from operations, including proceeds from strategic property sales. We anticipate funding distributions to our stockholders from net cash flows from operations; however, we may continue to borrow funds to fund distributions as well.
We expect that our principal demands for capital will include operating expenses, including interest expense on any outstanding indebtedness; funding capital improvements to our existing properties, as well as potential future acquisitions of real estate properties; repayment of debt; and distributions.
In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. In addition, distributions may be lower to the extent that operating cash flow is reserved to fund future capital expenditures for our existing portfolio in order to achieve our investment objectives and maintain our operating strategy. Substantially all net proceeds generated from debt financing will be available to fund capital improvements to our existing properties, as well as potential future acquisitions of real estate properties, and to pay down outstanding borrowings.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Our working capital line of credit provides flexibility with regard to managing our capital resources. Over the short term, we expect to temporarily draw on the Signature Revolving Facility to fund capital improvements to our existing properties, as well as potential future acquisitions of real estate properties. Additionally, we may place long-term debt on our existing properties and any properties acquired in the future. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in additional real estate properties, which will allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of real estate properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2013, our debt-to-real-estate-asset ratio was approximately 28%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our Conflicts Committee. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions. In accordance with our charter, if our board of directors and our Conflicts Committee approve any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.
Contractual Obligations and Commitments
As of December 31, 2013, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$167,400,000	$24,900,000	$42,500,000	$100,000,000	$—
Estimated interest on debt obligations(1)	10,502,974	3,440,253	5,322,881	1,739,840	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Tenant allowances	547,032	547,032	—	—	—
Total	$293,450,006	$28,887,285	$47,822,881	$101,739,840	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(2)
Amounts include principal obligations only. We will incur an additional $91.4 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 6 to the accompanying consolidated financial statements).

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
When evaluating the amount of current and future cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in accordance with GAAP in the accompanying consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. In accordance with Accounting Standards Codification Topic 805 Business Combinations ("ASC 805"), we expense all acquisition-related costs as incurred. Acquisition-related costs include acquisition fees payable to the Advisor (see Note 10 to our accompanying consolidated financial statements); customary third-party costs, such as legal fees and expenses; costs of appraisals; accounting fees and expenses; title insurance premiums; and other closing costs. As provided in the prospectus for the Initial Offering, acquisition-related costs are funded with cash generated from the sale of common stock in the Initial Offering and the DRP and, therefore, are not funded with cash generated from operations.
Generally, our policy is to pay distributions based on current and projected cash flow from operations after giving consideration to amounts excluded from cash flow from operations under GAAP but paid for out of proceeds from our public offerings, such as acquisition-related expenses. Over the long term, we expect to fund stockholder distributions principally with cash flow from operations (reflecting the impact of ASC 805); however, we may also use borrowings to fund stockholder distributions.
Our board of directors declared distributions in an amount equal to $0.004110 (0.4110 cents) per day, per share (a 6.0% annualized yield on a $25.00 original share price) for stockholders of record from December 16, 2012 through and including June 15, 2013, and $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) for stockholders of record as of September 15, 2013 and December 13, 2013. These distributions were paid in March, June, September and December of 2013.
For the year ended December 31, 2013, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of approximately $29.3 million. During the same period, net cash provided by operating activities was approximately $24.0 million, including approximately $1.9 million of acquisition-related costs paid with proceeds from our public offerings, but which under GAAP reduced net cash from operating activities. As a result, the distributions paid to common stockholders for the year ended December 31, 2013, as described above, were funded with approximately $24.0 million (reflecting the impact of ASC 805 as described above) from cash provided by operating activities, and the remaining amount of approximately $5.3 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that (i) net cash provided by operating activities was lower as result of the abatement of State Farm’s rent and operating expense reimbursements at the 64 & 66 Perimeter Center Buildings and (ii) acquisition-related costs reduced net cash provided by operating activities.
On March 5, 2014, our board of directors declared a distribution to stockholders for the first quarter of 2014 in the amount of $0.375 per share on the outstanding shares of common stock payable to stockholders of record as of March 15, 2014. This rate equates to a 6.0% annualized yield on a $25.00 original share price and is consistent with the quarterly distribution rates declared since the second quarter of 2011. We expect to pay this distribution in March 2014.
Results of Operations
Overview
We commenced active operations on September 29, 2010 and acquired two properties during the year ended December 31, 2010, six properties during the year ended December 31, 2011, and five properties during the year ended December 31, 2012. We did not acquire any additional properties during the year ended December 31, 2013, bringing our total portfolio to 13 properties as of December 31, 2013. Accordingly, the results of operations presented for the years ended December 31, 2013, 2012, and 2011 are not directly comparable.

Our real estate operating results improved in 2013, as compared to 2012, primarily due to owning the properties acquired in 2012 for an entire year in 2013, a reduction in acquisition fees and expenses primarily due to the closing of the primary portion of the Initial Offering on June 10, 2013, and the execution of the Revised Advisory Agreement. Our results of operations are not indicative of those expected in future periods, as we expect that real estate operating results will continue to improve in 2014 as a result of an anticipated increase in tenant reimbursements due to the expiration of State Farm's operating expense reimbursement abatement at the 64 & 66 Perimeter Center Buildings and a decrease in advisory fees and expenses related to our transition to self-management, partially offset by an increase in employment-related costs and other costs we will incur as a self-managed company.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
Rental income and tenant reimbursements increased to $53.0 million and $16.2 million, respectively, for the year ended December 31, 2013, from approximately $38.2 million and $9.8 million, respectively, for the year ended December 31, 2012, primarily as a result of owning the properties acquired in 2012 for an entire year in 2013. Absent any additional acquisitions, we expect rental income to remain at a similar level as compared to the year ended December 31, 2013. We expect tenant reimbursements to increase as compared to the year ended December 31, 2013, as a result of the expiration of State Farm's operating expense reimbursement abatement at the 64 & 66 Perimeter Center Buildings in 2014.
Property operating costs and asset and property management fees increased to approximately $23.5 million and $6.5 million, respectively, for the year ended December 31, 2013, from approximately $14.9 million and $4.0 million, respectively, for the year ended December 31, 2012, primarily as a result of owning the properties acquired in 2012 for an entire year in 2013. Property operating costs and management fees as a percentage of total revenues increased to approximately 43% for the year ended December 31, 2013 from approximately 39% for the year ended December 31, 2012 as a result of the abatement of State Farm's operating expense reimbursements in 2013. Absent any additional acquisitions, property operating costs in future periods are expected to remain at a similar level, as measured in gross dollars, and decrease, as measured as a percentage of total revenues, as compared to the year ended December 31, 2013. As a result of our transition to self-management and termination of the Revised Advisory Agreement effective December 31, 2013, we will no longer incur related-party asset management fees. Please refer to Note 10 of our accompanying consolidated financial statements for further explanation.
Depreciation of real estate and amortization of lease costs increased to approximately $17.8 million and $11.3 million, respectively, for the year ended December 31, 2013, from approximately $12.4 million and $7.7 million, respectively, for the year ended December 31, 2012, primarily as a result of owning the properties acquired in 2012 for an entire year in 2013. Absent any additional acquisitions, depreciation and amortization in future periods are expected to remain at a similar level as compared to the year ended December 31, 2013.
General and administrative expenses decreased to approximately $3.8 million for the year ended December 31, 2013 from approximately $4.8 million for the year ended December 31, 2012, primarily as a result of entering into the Revised Advisory Agreement, effective June 11, 2013, which eliminated (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurred in fulfilling its duties as the asset manager, including wages and salaries of its employees. General and administrative expenses, as a percentage of total revenues, decreased to approximately 5% for the year ended December 31, 2013 from approximately 10% for the year December 31, 2012. We expect general and administrative expenses, as measured in gross dollars and as a percentage of total revenues, to increase in future periods as a result of the employment-related costs and other costs we will incur as a self-managed company. The increase in general and administrative expenses is expected to be offset by the elimination of the advisory fees and expenses we paid to the Advisor as an externally managed company resulting in net cost savings to us. Please refer to Note 10 of our accompanying consolidated financial statements for further explanation.
Acquisition fees and expenses decreased to approximately $1.7 million for the year ended December 31, 2013 from approximately $5.9 million for the year ended December 31, 2012, primarily due to (i) the absence of non-recurring costs paid to third parties, including transfer taxes, in connection with property acquisitions, and (ii) a decrease in the amount of equity proceeds raised under our Initial Offering during 2013 as compared to 2012. During the periods presented, we incurred acquisition fees equal to 2% of gross offering proceeds raised. Except for fees and expenses specifically related to any additional acquisitions, we do not expect to incur any future acquisition fees and expenses in 2014. Please refer to Note 10 of our accompanying consolidated financial statements for further explanation.
Interest expense increased to approximately $12.4 million for the year ended December 31, 2013 from approximately $6.7 million for the year ended December 31, 2012, primarily due to incurring interest expense related to capital lease obligations assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest expense related to capital lease obligations is completely offset by an increase in interest and other income from related investments in development authority bonds. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties. Absent any additional acquisitions, we expect future interest expense to increase slightly due to the interest rate swap executed contemporaneously with the Signature Term Loan, which beginning September 26, 2013, effectively fixed our interest rate on $75.0 million of the Signature Term Loan at a rate higher than the current variable rate that would otherwise apply to the borrowings under the Signature Term Loan. Please refer to Note 5 of our accompanying consolidated financial statements for further explanation.
Interest and other income increased to approximately $6.9 million for the year ended December 31, 2013 from $0.1 million for the year ended December 31, 2012, primarily due to recognizing interest income related to investments in development authority bonds assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest and other income from related investments in development authority bonds is completely offset by an increase in interest expense related to capital lease obligations. We anticipate interest and other income will remain relatively stable, as compared to the year ended December 31, 2013, in future periods.
Our net loss decreased to approximately $1.0 million for the year ended December 31, 2013 from approximately $8.5 million for the year ended December 31, 2012, primarily due to an increase in our real estate operating income of $6.4 million as a result of owning the properties acquired in 2012 for an entire year in 2013 and a reduction in acquisition fees and expenses. We sustained a net loss for the year ended December 31, 2013 as a result of incurring interest expense, net of interest income, of approximately $5.5 million, which was incurred in connection with borrowings used to finance the purchase of real estate properties. Our net loss per share improved to $0.05 for the year ended December 31, 2013 from approximately $0.63 for the year ended December 31, 2012 due to the decrease in our net loss and an approximate increase in weighted-average shares outstanding of 6.2 million shares. We expect future net income (loss) and net income (loss) per share will improve as compared to the year ended December 31, 2013, as a result of the expiration of State Farm's operating expense reimbursement abatement at the 64 & 66 Perimeter Center Buildings in 2014, as well as the elimination of advisory fees and expenses we paid to the Advisor as an externally managed company, partially offset by the increase in employment-related costs and other costs we will incur as a self-managed company, resulting in net cost savings to us.
Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
Rental income and tenant reimbursements increased to approximately $38.2 million and $9.8 million, respectively, for the year ended December 31, 2012 from approximately $13.5 million and $5.0 million, respectively, for the year ended December 31, 2011, primarily as a result of the growth in the portfolio during 2012 and owning the properties acquired in 2011 for a full year.
Property operating costs and asset and property management fees increased to approximately $14.9 million and $4.0 million, respectively, for the year ended December 31, 2012 from approximately $6.6 million and $1.4 million, respectively, for the year ended December 31, 2011, primarily as a result of the growth in the portfolio during 2012 and owning the properties acquired in 2011 for a full year. Property operating costs and management fees represented approximately 39% and 43% of total revenues for the years ended December 31, 2012 and 2011, respectively.
Depreciation of real estate and amortization of lease costs increased to approximately $12.4 million and $7.7 million, respectively, for the year ended December 31, 2012 from approximately $4.5 million and $2.5 million, respectively, for the year ended December 31, 2011, primarily as a result of the growth in the portfolio during 2012 and owning the properties acquired in 2011 for a full year. Amortization increased at a higher rate than depreciation primarily because the period of amortization for lease assets is the respective lease term, which is generally shorter than the useful life over which buildings and improvements are depreciated.
General and administrative expenses increased to approximately $4.8 million for the year ended December 31, 2012 from approximately $2.9 million for the year ended December 31, 2011, primarily due to increases in salary expense reimbursements payable to the Advisor as a result of acquiring additional properties during 2011 and 2012. General and administrative expenses, as a percentage of total revenues, decreased to approximately 10% for the year ended December 31, 2012 from approximately 16% for the year ended December 31, 2011.
Acquisition fees and expenses decreased to approximately $5.9 million for the year ended December 31, 2012 from approximately $6.8 million for the year ended December 31, 2011, primarily due to a reduction in costs paid to third parties, including transfer taxes, in connection with the closing of five properties acquired in 2012 as compared to six properties acquired in 2011, partially offset by an increase in the amount of equity proceeds raised under our Initial Offering during 2012. We incurred acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 10 of our accompanying consolidated financial statements for additional details.
Interest expense increased to approximately $6.7 million for the year ended December 31, 2012 from approximately $3.8 million for the year ended December 31, 2011, primarily due to (i) an increase in our average outstanding borrowings in connection with the acquisition of properties during 2011 and 2012, (ii) incurring non-cash interest related to the Amended Regions Credit Facility and the Signature Unsecured Debt Facility, and (iii) and the write-off of approximately $408,000 of deferred financing costs related to the extinguishment of debt in connection with the closing of the Signature Unsecured Debt Facility in September 2012.
Our net loss decreased to approximately $8.5 million for the year ended December 31, 2012 from approximately $10.1 million for the year ended December 31, 2011, primarily due to a decrease in our real estate operating loss of approximately $4.5 million as a result of the growth in the portfolio during 2011 and 2012, offset by an increase in our interest expense of approximately $2.9 million. We sustained a net loss for the year ended December 31, 2012 as a result of incurring a real estate operating loss of approximately $1.7 million and interest expense of approximately $6.7 million. Our real estate operating loss was primarily due to incurring acquisition fees and expenses of approximately $5.9 million, which were funded with proceeds raised from the sale of our common stock under the Initial Offering. Interest expense was incurred in connection with borrowings used to finance the purchase of real estate properties in 2011 and 2012. We leveraged our real estate acquisitions with substantial short-term and medium-term borrowings as a result of consummating the acquisitions in advance of raising investor proceeds under our Initial Offering. Our net loss per share improved to $0.63 for the year ended December 31, 2012 from approximately $2.26 for the year ended December 31, 2011 due to an approximate decrease in net loss of $1.6 million and an approximate increase in weighted-average shares outstanding of 9.1 million shares.
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
Reconciliations of our net loss to FFO, MFFO and AFFO for the years ended December 31, 2013, 2012, and 2011 are provided below:

	Years ended December 31,
	2013	2012	2011
Reconciliation of Net Loss to FFO, MFFO and AFFO:
Net loss	$(993,132)	$(8,484,523)	$(10,071,668)
Adjustments:
Depreciation of real estate assets	17,768,543	12,422,906	4,484,518
Amortization of lease-related costs	11,292,059	7,695,172	2,480,235
Total Funds From Operations adjustments	29,060,602	20,118,078	6,964,753
Funds From Operations	28,067,470	11,633,555	(3,106,915)

Other income (expenses) included in net loss that do not correlate with our operations:
Additional amortization of lease assets	2,885,695	2,159,349	1,019,736
Straight-line rental income	(7,876,148)	(3,056,134)	(793,750)
Real estate acquisition-related costs	1,674,094	5,912,302	6,784,605
Total Modified Funds From Operations adjustments	(3,316,359)	5,015,517	7,010,591
Modified Funds From Operations	24,751,111	16,649,072	3,903,676

Noncash interest expense	1,205,927	2,092,435	1,199,324
Master lease proceeds	9,937,273	1,324,949	535,038
Adjusted Funds From Operations	$35,894,311	$20,066,456	$5,638,038

Portfolio Information
As of December 31, 2013, we owned 13 office properties located in eight states. As of December 31, 2013, our office properties were approximately 99.3% leased, with an average lease term remaining of approximately six years.
As of December 31, 2013, our highest tenant concentrations were as follows:

Tenant	2013 Annualized Base Rent(1)	Percentage of 2013 Annualized Base Rent
State Farm Mutual Auto Insurance Co.	$10,208,075	14%
Time Warner Cable	9,542,262	13%
GE Oil & Gas, Inc.	6,965,725	10%
Leidos	6,329,205	9%
T-Mobile West Corporation	5,696,163	8%
	$38,741,430	54%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by 12 months. The amount reflects total rent before rent abatements.

As of December 31, 2013, our highest tenant industry concentrations were as follows:

Industry	2013 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2013 Annualized Base Rent
Communication	$18,574,280	688,310	26%
Insurance Carriers	17,973,794	780,970	25%
Business Services	8,090,720	255,768	11%
Electronic And Other Electric Equipment	6,965,725	186,957	10%
Chemicals And Allied Products	4,958,592	162,283	7%
	$56,563,111	2,074,288	79%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by 12 months. The amount reflects total rent before rent abatements.

As of December 31, 2013, our highest geographic concentrations by MSA were as follows:

MSA	2013 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2013 Annualized Base Rent
Houston	$13,675,302	386,335	19%
Atlanta	12,256,368	583,690	17%
Chicago	9,716,716	336,952	14%
Northern Virginia	9,568,645	268,240	13%
Dallas	8,792,633	403,809	12%
	$54,009,664	1,979,026	75%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by 12 months. The amount reflects total rent before rent abatements.

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
TRS is a wholly owned subsidiary of Signature Office REIT that is organized as a Delaware limited liability company. For the years ended December 31, 2013, 2012, and 2011, we elected to treat TRS as a taxable REIT subsidiary. We may perform additional, noncustomary services for tenants of buildings that we own through TRS, including any real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets.
Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expense or benefits are recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized. No provision for federal income taxes has been made in our accompanying consolidated financial statements, other than the provision relating to TRS, as we made distributions in excess of taxable income for the periods presented.
We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements. We record interest and penalties related to uncertain tax positions, if any, as general and administrative expense in the accompanying consolidated statements of operations.
Inflation
We are exposed to inflation risk, as income from long-term leases is intended to be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps; reimbursement billings for operating expense pass-through charges; real estate tax and insurance reimbursements; or in some cases, annual reimbursement of operating expenses above a certain allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.
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
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of lease term or economic life
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable.
When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of our real estate assets to date.
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

See Note 2 to our accompanying consolidated financial statements included herein for a tabular presentation of our intangible in-place lease assets and liabilities and related amortization expense.
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For lease extensions of in-place leases that are executed more than one year prior to the original lease expiration date, the useful life of the intangible lease assets and liabilities will be extended over the new lease term with the exception of those components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. We have determined that there has been no impairment in the carrying value of our intangible assets to date.

Related-Party Transactions and Agreements
During the periods presented, we were party to agreements with the Advisor, Wells Investment Securities, Inc. ("WIS"), and Wells Management whereby we paid certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, selling commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. In connection with the closing of the primary portion of our Initial Offering and our transition to self-management, we terminated the related agreements on or before December 31, 2013. See Note 10 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees, and reimbursements. For the year ended December 31, 2013, the aggregate amount of fees and expense reimbursements incurred by us pursuant to related-party transactions and agreements with the Advisor, WIS, Wells Management, and their affiliates (including fees or changes paid to the Advisor, WIS, Wells Management, and their affiliates by third parties doing business with us) was approximately $16.6 million, of which approximately $5.6 million was re-allowed to participating broker/dealers by WIS.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6, Note 8 and Note 10 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	the Transition Services Agreement.
Subsequent Events
See Note 13 to our consolidated financial statements and Part II, Item 9B - Other Information for details of events and transactions occurring after the year ended December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the years ended December 31, 2013, 2012, or 2011.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Declaration of Distributions
On March 5, 2014, our board of directors declared a distribution to stockholders for the first quarter of 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of March 15, 2014. Such distributions will be paid in March 2014.

Termination of the DRP and Amended SRP

On March 5, 2014, our board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014. As a result, all distributions paid after the first quarter will be paid in cash and will not be reinvested in shares of our common stock. Also on March 5, 2014, our board of directors elected to terminate the Amended SRP, effective April 30, 2014 upon the redemption of any shares of common stock properly submitted for redemption under the Amended SRP for the month of April 2014. As a result, in order for a stockholder to redeem his or her shares prior to the termination of the Amended SRP, we must receive a written redemption request from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us on or before April 23, 2014. We will be unable to process redemption requests received after April 23, 2014. Any redemption requests submitted will continue to be subject to the limits on the dollar value and number of shares that may be redeemed under the terms of the Amended SRP. In February 2014, Ordinary Redemption requests exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 8.5%. Based on the level of Ordinary Redemptions requests currently submitted and waiting for processing, we anticipate that Ordinary Redemptions processed prior to the termination of the Amended SRP will be prorated as well. All shares tendered for redemption that cannot be redeemed prior to April 30, 2014 will not continue to be held in queue for redemption at a later date under the Amended SRP or otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Nomination of Directors
General
We do not have a standing nominating committee. However, our Conflicts Committee, which is composed of all of our independent directors, is responsible for identifying and nominating replacements for vacancies among our independent director positions. Our board of directors believes that the primary reason for creating a standing nominating committee is to ensure that candidates for director positions can be identified and their qualifications assessed under a process free from conflicts of interest with us. Because our board of directors consists solely of independent directors, our board of directors has determined that the creation of a standing nominating committee is not necessary. We do not have a charter that governs the director nomination process.
Board Membership Criteria
The board of directors annually reviews the appropriate experience, skills, and characteristics required of board members in the context of the then-current membership of the board. This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment, and skills such as an understanding of commercial real estate, capital markets, commercial banking, insurance, business leadership, accounting, and financial management. No one person is likely to possess deep experience in all of these areas. Therefore, the board of directors has sought a diverse board of directors whose members collectively possess these skills and experiences. Other considerations include the candidate's independence from conflict with us and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of effort in preparation for those meetings. It also is expected that independent directors nominated by the board of directors shall be individuals who possess a reputation and hold (or have held) positions or affiliations befitting a director of a large publicly held company and are (or have been) actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional, or academic community. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director who is not an independent director must have at least three years of relevant experience demonstrating the knowledge and experience required to acquire and manage successfully the type of assets we acquire and manage.
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
In order to be considered by the board of directors or the Conflicts Committee, recommendations made by stockholders must be submitted within the timeframe required to request a proposal to be included in the proxy materials. In evaluating the persons recommended as potential directors, the board of directors and the Conflicts Committee will consider each candidate without regard to the source of the recommendation and take into account those factors that the board of directors and the Conflicts Committee determine are relevant. Stockholders may directly nominate potential directors (without the recommendation of the board of directors or the Conflicts Committee) by satisfying the procedural requirements for such nomination as provided in Article II, Section 2.12, of our bylaws. Any stockholder may request a copy of our bylaws free of charge by calling our Shareholder Services team at 1-855-328-0109.
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2014.

Name	Position(s)	Age	Year First Became a Director
Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Chief Operating Officer	63	N/A
Glen F. Smith	Senior Vice President and Chief Financial Officer	37	N/A
Frank M. Bishop	Chairman of the Board and Director	70	2010
Stephen J. LaMontagne	Director	52	2013
Harvey E. Tarpley	Director	73	2010
Effective February 27, 2013, Randall D. Fretz resigned as our Senior Vice President. Mr. Fretz served as our Senior Vice President since July 2007. Mr. Fretz did not have any disagreements with management on any matters related to our operations, polices or practices.
Effective September 18, 2013, Brian M. Davis resigned as our Senior Vice President and Chief Financial Officer. Mr. Davis served as our Senior Vice President and Chief Financial Officer since March 2013. Mr. Davis did not have any disagreements with management on any matters related to our operations, polices or practices.
Effective December 31, 2013, Leo F. Wells, III resigned as our President, Chairman of the Board and Director. Mr. Wells served as our President and a director since our inception in July 2007 and as Chairman of the Board since July 2010. Mr. Wells did not have any disagreements with management on any matters related to our operations, polices or practices.

Douglas P. Williams has served as our Executive Vice President, Secretary, and Treasurer since our inception in July 2007 and as Chief Operating Officer since January 1, 2014. He also served as one of our directors from July 2007 to June 2010.
Mr. Williams was the Executive Vice President, Secretary, and Treasurer of Columbia Property Trust, Inc. (“Columbia”), a public REIT previously sponsored by WREF, from 2003 until February 28, 2013, and served as a director of Columbia from 2003 until May 17, 2013. Mr. Williams served as the Executive Vice President, Secretary, and Treasurer of CatchMark Timber Trust, Inc. (“CatchMark”), a public REIT previously sponsored by WREF, from September 2005 until December 11, 2013.  Mr. Williams served as a director of CatchMark from September 2005 to June 2007.  He also served as a Senior Vice President of the Advisor from its inception in July 2007 until December 31, 2013.  Mr. Williams served as Vice President of WREF and Vice President and Secretary of Wells Asset Management, Inc. since 1999 until December 31, 2013.  Mr. Williams served as a Vice President, Chief Financial Officer, and Treasurer of WIS, our former dealer-manager. He was a director of WIS from 1999 to 2012. From 2000 to 2007, Mr. Williams served as Executive Vice President, Secretary, and Treasurer and a director of Piedmont Office Realty Trust, Inc., a public REIT previously sponsored by WREF.  From 2006 to 2008, Mr. Williams also served as Executive Vice President, Secretary, Treasurer, and a director of Institutional REIT, a prior public program sponsored by WREF.
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
Glen F. Smith was appointed as our Senior Vice President and Chief Financial Officer on September 18, 2013. Mr. Smith served as Chief Accounting Officer for WREF from April 2011 through December 2013, where he oversaw our accounting and reporting functions. He served as Senior Vice President of WREF from March 2013 through December 2013 and he served as Vice President from March 2012 through March 2013. From June 2007 to April 2011, Mr. Smith served as Director of Financial Reporting for WREF, in which capacity he was responsible for the internal and external reporting functions for various public REITs sponsored by WREF.
From 1999 until joining WREF in 2002, Mr. Smith was an associate at Arthur Andersen in the firm's Atlanta office, working with various publicly traded and privately held companies, with a focus on the real estate, transportation and telecommunications industries. Mr. Smith holds a Certified Public Accountant (CPA) designation from the Georgia State Board of Accountancy and is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants. Mr. Smith received his Bachelor of Science in Accounting and Master of Accountancy from Auburn University.
Frank M. Bishop has served as one of our directors since June 2010 and as the Chairman of the board of directors since January 1, 2014. Since 2001, Mr. Bishop has served as the General Partner of AL III Management Co., an investment partnership with a focus on venture funds. From 1987 until 2001, Mr. Bishop served as a member of the senior management that built INVESCO into one of the largest publicly traded global investment management companies, with shareholder equity valued at approximately $4.5 billion at the time of his retirement in 2001. During Mr. Bishop's tenure at INVESCO, he served as the President and Chief Executive Officer of both INVESCO Capital Management and INVESCO, Inc., the North American operating subsidiary of AMVESCAP, PLC, which later became INVESCO, Ltd. (NYSE: IVZ). In his role at INVESCO, Mr. Bishop served as a director to multiple INVESCO management and advisory companies, including INVESCO Realty Advisors, INVESCO Management & Research, and PRIMCO Capital Management.
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
Among the most important factors that led to the board of directors' recommendation that Mr. Bishop serve as one of our directors are Mr. Bishop's leadership skills, integrity, judgment, investment expertise, public company director experience, and independence from management.
Stephen J. LaMontagne has served as one of our directors since October 2013. Mr. LaMontagne is partner-in-charge of the real estate practice of Moore Colson, an Atlanta-based accounting and consulting firm, having joined the firm in December 2007. Prior to joining Moore Colson, Mr. LaMontagne held various positions with KPMG LLP from May 1983 until December 2007, including serving over ten years as an assurance partner and the southeast real estate practice leader, as well as serving on several of the firm's national committees. While at KPMG and Moore Colson, Mr. LaMontagne's focus has included real estate finance, financial accounting and reporting, mergers and acquisitions and audit matters. Mr. LaMontagne has also served as a director of Global Income Trust, Inc., a public REIT, since November 2009. Mr. LaMontagne received a Bachelor of Science degree in accounting and a minor in finance from Florida State University in 1983. Mr. LaMontagne is a CPA.
Among the most important factors that led to the board of directors' recommendation that Mr. LaMontagne serve as one of our directors are Mr. LaMontagne's leadership skills, integrity, judgment, public company director experience, accounting and real estate expertise, and independence from management.
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
Among the most important factors that led to the board of directors' recommendation that Mr. Tarpley serve as one of our directors are Mr. Tarpley's leadership skills, integrity, judgment, accounting and financial management expertise, and independence from management.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2013.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.signaturereit.com.
Audit Committee
Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee's primary function is to assist our board of directors in fulfilling its responsibilities by selecting the independent auditors to audit our financial statements; reviewing with the independent auditors the plans and results of the audit engagement, approving the audit and overseeing our independent auditors; reviewing the financial information to be provided to our stockholders and others; reviewing the independence of the independent public accountants; considering the adequacy of fees; and reviewing the system of internal control over financial reporting which our management has established, and our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. Our audit committee currently consists of Harvey E. Tarpley (Chairman), Frank M. Bishop and Stephen J. LaMontagne. Each of the members of the Audit Committee is “independent” as defined by the New York Stock Exchange (“NYSE”). The board has determined that Mr. Tarpley qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
During the year ended December 31, 2013, our executive officers did not receive compensation directly from us for services rendered to us. During the year ended December 31, 2013, our executive officers were also officers and/or employees of the Advisor and its affiliates and were compensated by these entities, in part, for their services to us. Under the terms of the Revised Advisory Agreement, the Advisor was responsible for providing our day-to-day management, subject to the authority of our board of directors. See Item 13 for a discussion of the fees paid and expenses reimbursed to the Advisor and its affiliates in connection with managing our operations.

Pursuant to the Original Advisory Agreement, we reimbursed the Advisor for expenses incurred on our behalf, including the salaries of certain of our executive officers allocated to us based on time spent by such executive officers providing services to us. Messrs. Williams, Fretz, and Davis' efforts on our behalf were only part of their responsibilities as employees of WREF and its affiliates, and consequently their salaries were allocated among several programs for reimbursement purposes. When reimbursing the Advisor for organization and offering expenses, subject to the limitation described below, we first reimbursed all costs incurred to third parties to date; once all third-party costs had been reimbursed, we then reimbursed the Advisor for personnel expenses, including expenses related to our allocable portion of the salaries of our executive officers incurred to date. However, we were only required to reimburse the Advisor for organization and offering costs in an amount up to 2.0% of gross offering proceeds under the advisory agreement. For the years ended December 31, 2013, 2012 and 2011, no portion of our executive officers' salaries related to offering-related activities was reimbursed by us, as offering expenses incurred by the Advisor were in excess of 2.0% of gross offering proceeds and third-party costs were reimbursed first. See Note 10 to the accompanying consolidated financial statements for a more information on the amount of organizational and offering expenses incurred by us and the Advisor. Prior to 2012, portions of our executive officers' salaries were allocated to us based only on time spent providing services to us for offering-related activities, which were classified as organizational and offering expenses. However, beginning in 2012, we began reimbursing the Advisor for portions of the salaries of our executive officers for time spent providing services for our operating-related activities. For the year ended December 31, 2013, we reimbursed $13,006 and $50,304 of Messrs. Williams and Davis' salaries, respectively, which were allocated to us by the Advisor pursuant to the Original Advisory Agreement in effect through June 10, 2013, based on time spent as our principal financial officer providing services for operating-related activities. Reimbursement for Messrs. Williams and Davis' salaries included a blended mark-up of 30% that the Advisor and its affiliates applied uniformly to all salary reimbursements it sought from us to cover benefits such as health and life insurance paid by the Advisor and its affiliates.
The Compensation Committee
Our Compensation Committee currently consists of Frank M. Bishop (Chairman), Stephen J. LaMontagne and Harvey E. Tarpley, all of whom are independent directors. The primary responsibilities of our Compensation Committee are to review and approve corporate goals and objectives relevant to compensation of the executive officers, conduct an annual review and evaluation of the performance of the executive officers in light of those goals and objectives, and propose to the board of directors the compensation level of the the executive officers based on such evaluation. The Compensation Committee will also make recommendations to the board of directors with respect to non-executive officer compensation, and incentive-compensation and equity-based plans that are subject to board approval. In addition, the Compensation Committee will review the compensation and benefits of the members of the board of directors annually and, when it deems appropriate, recommend to the board of directors changes in such compensation and benefits. Finally, the Compensation Committee produces an annual report on executive compensation for inclusion in our proxy statement after reviewing our compensation discussion and analysis.
The Compensation Committee was formed by the board of directors on November 6, 2013 upon the recommendation of the board of directors in connection with our transition to self-management. The Compensation Committee held one meeting in 2013 to approve the base salaries and severance plan for our employees, effective January 1, 2014, in preparation for our transition to self-management.
In November 2013, the board of directors engaged the services of FPL Associates, L.P., a nationally recognized compensation consulting firm specializing in the real estate industry, to assist us in determining competitive compensation levels and the programs to implement. The Compensation Committee worked with FPL Associates to identify components of our employee compensation program. As part of their engagement, FPL Associates, among other things, has provided competitive market compensation data and has made recommendations for the base salaries for our employees. FPL Associates has not been engaged by our executive officers to perform any work on their behalf and we consider FPL Associates to be an independent compensation consultant.
FPL Associates provided competitive market compensation data for a peer group, which was selected primarily based on total capitalization that is similar to ours, consisting of the following 12 companies:

Agree Realty Corporation	Excel Trust, Inc.	Summit Hotel Properties, Inc.
Associated Estates Realty Corporation	Hudson Pacific Properties, Inc.	Terreno Realty Corporation
Campus Crest Communities, Inc.	One Liberty Properties	UMH Properties, Inc.
Chatham Lodging Trust	STAG Industrial, Inc.	Urstadt Biddle Properties Inc.
Using market data and information it received from FPL Associates, the Compensation Committee, with input from management and the full board of directors, established the base salaries for our employees. In establishing the base salaries for our employees, the Compensation Committee did not target compensation levels at any specific point or percentile against the peer group data; however, it did look to ensure that overall base salaries approximated the market median, based on the peer groups presented by FPL Associates, unless substantial performance occurs.
Employment Agreements
In January 2014, we entered into employment agreements with each of our executive officers. These agreements were approved by our board of directors based upon the recommendation of the Compensation Committee. The Compensation Committee reviewed market materials related to executive contracts and retained its own legal counsel and independent compensation consultant, FPL Associates, to, among other things, negotiate the terms of the agreements.
Compensation. During the initial term of each employment agreement, we will pay each executive an annual base salary, as set forth in the table below. In addition, during the term of each employment agreement, each executive is eligible to receive a discretionary bonus of $50,000 as well as participate in all benefit, incentive, savings and retirement plans and programs available to our employees.

Name and Principal Position	Annual Base Salary
Douglas P. Williams(1)	$300,000
Chief Operating Officer
Glen F. Smith(2)	$300,000
Chief Financial Officer
(1) Mr. Williams' contract extends through December 31, 2015 and provides for a one-year renewal period.
(2) Mr. Smith's contract extends through December 31, 2016 and provides for a one-year renewal period.
Payments Upon Termination or a Change of Control. The employment agreements provide for certain severance benefits if employment is terminated by us without “cause” or if the executive resigns for “good reason” (each as defined in the respective employment agreements), as follows:

(a)
continuation of salary payments at the executive's then-current monthly base salary for a period of 12 months for Mr. Williams and 24 months for Mr. Smith following the effective termination date, or, if the termination occurs during the period commencing 60 days prior to a “change in control” of Signature Office REIT (as defined in the employment agreement) and concluding on the one-year anniversary of a “change in control,” severance equal to one times Mr. Williams' then-current annual base salary and two times Mr. Smith's then-current annual base salary, payable in a single lump sum; and

(b)
expiration of any restrictions on any outstanding equity awards that expire solely on the executive's continuous service with Signature Office REIT, and immediate vesting of any outstanding equity awards that vest based solely on continuous service with Signature Office REIT.

In the event the executive’s employment terminates due to death or disability during the term of the employment agreement, then the executive will receive accelerated vesting of his outstanding equity awards as described in subsection (b) above, but will not receive any severance payments.
Other Terms and Conditions. During the term of the employment agreements and for a period of one year thereafter, the executives have agreed to certain non-competition and non-solicitation provisions. In addition, the executives have agreed to certain non-disclosure provisions and intellectual property right provisions, applicable both during and after his employment with us.
Compensation of Directors
We have provided below certain information regarding compensation paid to or earned by our directors during the 2013 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Leo F. Wells, III(1)	—	—
Frank M. Bishop	$61,000	$61,000
Stephen J. LaMontagne(2)	$25,500	$25,500
Harvey E. Tarpley	$62,500	$62,500

(1)
Directors who are also our executive officers do not receive compensation for services rendered as a director. Effective December 31, 2013, Leo F. Wells, III resigned from our board of directors. Mr. Wells did not have any disagreements with management on any matters related to our operations, polices or practices.

(2)	Stephen J. LaMontagne was appointed as an independent director effective October 1, 2013.
Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $32,000;

•	$2,500 per each regularly scheduled board meeting attended;

•	$2,500 per each regularly scheduled Audit Committee meeting attended (the Audit Committee chairman receives an additional $500 for each meeting attended in person);

•	$1,500 per each regularly scheduled meeting of other committees attended (the chairman of each committee receives an additional $500 for each meeting attended in person); and

•	$250 per each special board meeting attended whether held in person or by telephone conference.
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

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the Code;

•	stock appreciation rights, or SARs, which give the holder the right to receive the difference between the fair market value per share of common stock on the date of exercise over the SAR grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the Compensation Committee;

•
restricted stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, in the future, which right is subject to certain restrictions and to risk of forfeiture;

•	deferred stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, at a future time;

•	dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and

•	other stock-based awards at the discretion of the Compensation Committee, including unrestricted stock grants.
All awards must be evidenced by a written agreement with the participant, which will include the provisions specified by the Compensation Committee. We may not issue options or warrants to purchase our capital stock to our directors or officers, or any of their affiliates, except on the same terms as such options or warrants are sold to the general public. We may not issue options or warrants at exercise prices less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of the Compensation Committee has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to our directors or officers, or any of their affiliates shall not exceed an amount equal to 10% of our outstanding capital stock on the date of grant.
The Compensation Committee will administer the incentive plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. Awards will not be granted under the incentive plan if the grant, vesting, or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by the Compensation Committee, no award granted under the incentive plan will be transferable except through the laws of descent and distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.
We have reserved an aggregate number of 500,000 shares for issuance pursuant to awards that may be granted under the incentive plan. In the event of a transaction between us and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering, or large nonrecurring cash dividend), the share authorization limits under the incentive plan will be adjusted proportionately, and the Compensation Committee must make such adjustments to the incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend, or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the incentive plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
The term of the incentive plan is 10 years. The board of directors or the Compensation Committee may terminate the incentive plan at any time, but termination will have no adverse impact on any award that is outstanding at the time of the termination. The board of directors or the Compensation Committee may amend the incentive plan at any time, but no amendment to the incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation, or rule applicable to the incentive plan. No termination or amendment of the incentive plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award. The Compensation Committee may amend or terminate outstanding awards, but such amendment or termination may require consent of the participant. Unless approved by our stockholders, the original term of an option may not be extended. Unless permitted by the anti-dilution provisions of the incentive plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, without approval by our stockholders.
No awards have been issued under the incentive plan, and we currently have no plans to issue any awards under the incentive plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
We have adopted the 2010 Long-Term Incentive Plan, which includes the 2010 Independent Directors Compensation Plan and which, collectively, we refer to as the incentive plan. The incentive plan is intended to attract and retain officers, directors, employees, advisors, and consultants considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. We have reserved an aggregate number of 500,000 shares for issuance pursuant to awards that may be granted under the incentive plan. The incentive plan was approved prior to commencement of the Initial Offering by our board of directors and sole stockholder on June 7, 2010. No awards have been issued under the incentive plan, and we currently have no plans to issue any awards under the incentive plan.
Security Ownership of Certain Beneficial Owners
The following table shows, as of February 28, 2014, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Douglas P. Williams	221	*
Glen F. Smith	—	—
Frank M. Bishop	3,355	*
Stephen J. LaMontagne	—	—
Harvey E. Tarpley	—	—
All officers and directors as a group(3)	3,576	*
*    Less than 1% of the outstanding common stock.

(1)	Address of each named beneficial owner is c/o Signature Office REIT, Inc., 6200 The Corners Parkway. Suite 250, Norcross, Georgia 30092-3365.

(2)	None of the shares are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
As discussed in Item 1. Business, during 2013, we established and carried out a plan to transition our external management platform to a self-managed structure. Effective January 1, 2014, services previously provided by the Advisor will be provided by our employees (other than the services provided by WREF pursuant to the TSA). Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee reviewed the material transactions between our affiliates and us since the beginning of 2013. Set forth below is a description of such transactions and the committee's report on their fairness.
Our Relationship with WREF and the Advisor
Advisory Agreement
From our inception through December 31, 2013, prior to the completion of our transition to self-management, the Advisor provided our day-to-day management. Among the services provided by the Advisor under the terms of the Revised Advisory Agreement were the following:

•	real estate acquisition services;

•	asset management services;

•	real estate disposition services;

•	property management oversight services; and

•	administrative services.
The Advisor was at all times subject to the supervision of our board of directors and had only such authority as we delegated to it as our agent. The Revised Advisory Agreement was terminated on December 31, 2013 in connection with our transition to self-management.
From January 1, 2013 through December 31, 2013, we compensated the Advisor as set forth below.

•
We incurred acquisition fees payable to the Advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incurred such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2013 through December 31, 2013, totaled approximately $1.6 million.

•
Under the Revised Advisory Agreement effective June 11, 2013 through December 31, 2013, for asset management services, we generally paid monthly asset management fees equal to one-twelfth of 1.00% of the cost of all of our properties and our investments in joint ventures plus our allocable share of additional capital improvements made by the joint venture (“Adjusted Cost”), for so long as the Adjusted Cost was less than or equal to $605,000,000 and (b) 0.50% of Adjusted Cost over $605,000,000. Prior to June 11, 2013, under the Original Advisory Agreement, the monthly asset management fee was equal to one-twelfth of 0.75% of the cost of all of our properties and our investments in joint ventures. Asset management fees incurred from January 1, 2013 through December 31, 2013, totaled approximately $5.4 million.

•
Under the terms of the Original Advisory Agreement, we were obligated to reimburse the Advisor for organization and offering costs, including legal, accounting, printing, personnel expenses, and other accountable offering costs, equal to the lesser of actual costs incurred or 2.0% of the total gross offering proceeds raised in the Initial Offering. The Advisor incurred aggregate organization and offering expenses on our behalf of approximately $20.1 million. Cumulative other offering costs of approximately $10.3 million were incurred and charged to additional paid-in capital related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised under the Initial Offering. Upon the expiration of the primary portion of the Initial Offering on June 10, 2013, the remaining $9.8 million was expensed by the Advisor and is not subject to reimbursement.

•
Additionally, under the Original Advisory Agreement, we reimbursed the Advisor for all costs and expenses it incurred in fulfilling its asset management and administrative duties, which included wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We did not, however, reimburse the Advisor for personnel costs in connection with services for which the Advisor received acquisition fees or real estate commissions. Administrative reimbursements from January 1, 2013 through June 10, 2013, totaled approximately $1.3 million. We also paid the Advisor a debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn) originated, obtained, or otherwise assumed by or for us, not to exceed, in the aggregate, 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements. Debt financing fees from January 1, 2013 through June 10, 2013, totaled approximately $0.3 million.

In addition to the Advisory Agreement, we have also entered into the TSA with WREF and its subsidiaries for the period from January 1, 2014 through June 30, 2014, pursuant to which WREF and its affiliates will provide certain consulting, support and transitional services (as set forth in the TSA) to us at our direction in order to facilitate our successful transition to self-management. Pursuant to the TSA, we are obligated to pay WREF a monthly consulting fee of of $51,267 (the “Consulting Fee”). In addition, we will pay directly or reimburse WREF for any third-party expenses paid or incurred by WREF and its affiliates on our behalf in connection with the services provided pursuant to the TSA; provided that (1) WREF obtains our written approval prior to incurring such third-party expenses and (2) we will not be required to reimburse WREF for any administrative service expenses, including WREF's overhead, personnel costs and costs of goods used in the performance of services under the TSA. In addition, the TSA also provides that WREF will provide us a portion of the office space currently used and occupied by WREF commencing on January 1, 2014 and terminating on June 30, 2014 for monthly rent of $4,552. There were no payments made under the TSA from January 1, 2013 through December 31, 2013.
The Conflicts Committee considers our relationship with the Advisor and WREF during 2013 to be fair. The Conflicts Committee evaluated the performance of the Advisor and the compensation paid to the Advisor in connection with its decision to renew our advisory agreement through December 31, 2013 and its decision to enter into the TSA. The Conflicts Committee believed that the amounts paid to the Advisor under the Revised Advisory Agreement were similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the Advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee based its evaluation of the Advisor on factors such as (a) the amount of the fees paid to the Advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the Advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the Advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the Advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the Advisor for its own account.

Our Relationship with WIS
From inception through December 16, 2013, we were party to a dealer-manager agreement with WIS, which is 100% indirectly owned by Mr. Wells. WIS was generally entitled to receive selling commissions of 7% of aggregate gross offering proceeds, except that no selling commissions were paid in connection with the sale of our shares under the DRP. WIS re-allowed 100% of these selling commissions to broker/dealers participating in the Initial Offering. From January 1, 2013 through June 10, 2013, the date on which the Initial Offering terminated, we incurred selling commissions, net of discounts, of approximately $4.7 million to WIS, of which approximately 100% was re-allowed to participating broker/dealers.
WIS also generally earned a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS could re-allow to participating broker/dealers up to 1.5% of aggregate gross offering proceeds. There was no dealer-manager fee for shares sold under the DRP. WIS earned dealer-manager fees, net of discounts, from us of approximately $1.7 million from January 1, 2013 through through June 10, 2013, the date on which the Initial Offering terminated, of which approximately $0.9 million was re-allowed to participating broker/dealers. The dealer-manager agreement was terminated on December 16, 2013 in connection with WIS ceasing its participation in the DRP.
The Conflicts Committee believes that this arrangement with WIS was fair. The compensation paid to WIS reflected our belief that such selling commissions and dealer-manager fees would maximize the likelihood that we would be able to achieve our goal of acquiring a diversified, moderately-leveraged portfolio of high-quality, income-producing properties.
Our Relationship with Wells Management
From August 11, 2010 through December 31, 2013, we were party to a property management, leasing, and construction management agreement with Wells Management. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing, and construction activities of certain of our properties, we were obligated to pay the following fees and reimbursements to Wells Management:

•
property management fees negotiated for each property managed by Wells Management; typically, this fee was equal to a percentage of the gross monthly income collected for that property for the preceding month;

•
leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management served as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses paid to us during the applicable term of the lease, provided, however, that no commission was payable as to any portion of such term beyond 10 years;

•
construction management fees for projects overseen by Wells Management such as capital projects, new construction, and tenant improvements, which fees were to be market-based and negotiated for each property managed by Wells Management; and

•	other fees as negotiated with the addition of each specific property covered under the agreement.
The Conflicts Committee believes that these arrangements with Wells Management were fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management, leasing, and construction fees incurred from January 1, 2013 through December 31, 2013 were approximately $0.1 million. The management agreement with Wells Management was terminated on December 31, 2013, in connection with our transition to self-management. All of our properties are currently managed by third-party providers.

Director Independence
Although our shares are not listed for trading on any national securities exchange, all of our directors are "independent" as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that Frank M. Bishop, Stephen J. LaMontagne and Harvey E. Tarpley

each satisfies the bright-line criteria and that none of them has a relationship with us that would interfere with such person's ability to exercise independent judgment as a member of the board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2013, Deloitte & Touche LLP served as our independent auditor and Deloitte Tax LLP provided certain domestic and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.
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
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and our principal financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence. The Chairman of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chairman of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.
All services rendered by Deloitte & Touche LLP and Deloitte Tax LLP for the year ended December 31, 2013, were preapproved in accordance with the policies and procedures described above.
Principal Auditor Fees
The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor, for the years ended December 31, 2013 and 2012, are set forth in the table below.

	2013	2012
Audit fees	$399,000	$360,000
Audit-related fees	—	—
Tax fees	54,680	38,525
All other fees	—	—
Total fees	$453,680	$398,525

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

Signature Office REIT, Inc.
(Registrant)

Dated:	March 5, 2014	By:	/s/ Douglas P. Williams
Douglas P. Williams
Executive Vice President, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Frank M. Bishop	Independent Director
Frank M. Bishop		March 5, 2014

/s/ Stephen J. LaMontagne	Independent Director
Stephen J. LaMontagne		March 5, 2014

/s/ Harvey E. Tarpley	Independent Director
Harvey E. Tarpley		March 5, 2014

/s/ Douglas P. Williams	Executive Vice President, Secretary, and Treasurer (Principal Executive Officer)
Douglas P. Williams		March 5, 2014

/s/ Glen F. Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Glen F. Smith		March 5, 2014

EXHIBIT INDEX TO
2013 FORM 10-K OF
SIGNATURE OFFICE REIT, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 20, 2010 and filed July 26, 2010)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed February 22, 2011)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed October 11, 2011)
3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed January 3, 2014)
4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the Company's prospectus filed as part of the Company's Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (No. 333-163411) filed March 28, 2013)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company's Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed June 4, 2010)

4.3	Amended and Restated Distribution Reinvestment Plan dated December 16, 2013 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed December 18, 2013)
10.1*
Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated September 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 6, 2012)

10.2*
Advisory Agreement between the Company and Wells Core Office Income REIT Advisory Services, LLC dated June 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 12, 2013)

10.3*	2010 Long-Term Incentive Plan adopted by the Company on June 7, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 11, 2010)
10.4*
Master Property Management, Leasing and Construction Management Agreement between the Company and Wells Management Company, Inc. dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 9, 2010)

10.5*
Letter Agreement dated August 12, 2011 between the Company and Wells Core Office Income Advisory Services, LLC (incorporated by reference to Exhibit 10.27 to the Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-163411) filed October 11, 2011)

10.6
Transition to Self-Management Agreement, dated as of November 26, 2013, by and among the Company, Signature Office Operating Partnership, L.P., Wells Real Estate Funds, Inc., and Wells Core Office Income REIT Advisory Services, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 26, 2013)

10.7+	Transition Services Agreement by and among the Company, Signature Office Operating Partnership, L.P. and Wells Real Estate Funds, Inc., effective January 1, 2014
10.8+	Employment Agreement dated January 1, 2014 among the Company and Douglas P. Williams
10.9+	Employment Agreement dated January 24, 2014 among the Company and Glen F. Smith
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2013)
23.2+	Consent of Deloitte & Touche LLP
31.1+	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Fourth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q filed with the Commission on November 14, 2013)

Exhibit No.	Description
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.

+	Filed herewith.
*	Represents management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Signature Office REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Signature Office REIT, Inc. (formerly Wells Core Office Income REIT, Inc.) and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Signature Office REIT, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 5, 2014

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $34,488,062 and $17,103,968 as of December 31, 2013 and 2012, respectively	406,067,891	414,793,340
Intangible lease assets, less accumulated amortization of $19,294,426 and $9,912,360 as of December 31, 2013 and 2012, respectively	46,734,316	56,791,405
Construction in progress	—	23,137
Total real estate assets	508,535,248	527,340,923
Cash and cash equivalents	7,394,979	15,955,896
Tenant receivables, net of allowance for doubtful accounts of $63,736 and $22,890 as of December 31, 2013 and 2012, respectively	13,385,314	4,184,620
Prepaid expenses and other assets	1,641,381	678,421
Deferred financing costs, less accumulated amortization of $3,485,202 and $2,279,275 as of December 31, 2013 and 2012, respectively	2,479,378	3,685,305
Intangible lease origination costs, less accumulated amortization of $6,584,549 and $3,176,459 as of December 31, 2013 and 2012, respectively	20,357,957	23,904,560
Deferred lease costs, less accumulated amortization of $1,197,248 and $352,176 as of December 31, 2013 and 2012, respectively	6,745,189	7,067,817
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$675,539,446	$697,817,542

Liabilities:
Line of credit	$42,500,000	$96,000,000
Notes payable	124,900,000	124,900,000
Accounts payable and accrued expenses	8,091,277	8,238,360
Accrued capital expenditures and deferred lease costs	487,825	5,385,438
Due to affiliates	—	715,303
Distributions payable	—	1,075,114
Deferred income	5,919,573	3,929,626
Intangible lease liabilities, less accumulated amortization of $493,613 and $147,370 as of December 31, 2013 and 2012, respectively	1,304,761	1,651,004
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	298,203,436	356,894,845

Commitments and Contingencies (Note 6)

Redeemable Common Stock	3,988,217	5,080,308

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,443,176 and 17,548,812 shares issued and outstanding as of December 31, 2013 and 2012, respectively	204,432	175,488
Additional paid-in capital	452,981,513	388,347,427
Cumulative distributions in excess of earnings	(76,492,911)	(47,246,703)
Redeemable common stock	(3,988,217)	(5,080,308)
Accumulated other comprehensive income (loss)	642,976	(353,515)
Total stockholders' equity	373,347,793	335,842,389
Total liabilities, redeemable common stock and stockholders' equity	$675,539,446	$697,817,542
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
Revenues:
Rental income	$53,023,714	$38,199,442	$13,520,603
Tenant reimbursements	16,207,310	9,771,959	4,998,794
Other property income	36,525	39,714	—
	69,267,549	48,011,115	18,519,397
Expenses:
Property operating costs	23,469,100	14,887,050	6,566,757
Asset and property management fees:
Related-party	5,495,142	3,600,057	1,280,985
Other	1,011,405	354,890	157,122
Depreciation	17,768,543	12,422,906	4,484,518
Amortization	11,292,059	7,695,172	2,480,235
General and administrative	3,800,454	4,814,146	2,943,673
Acquisition fees and expenses	1,674,094	5,912,302	6,784,605
	64,510,797	49,686,523	24,697,895
Real estate operating income (loss)	4,756,752	(1,675,408)	(6,178,498)
Other income (expense):
Interest expense	(12,446,785)	(6,708,077)	(3,804,185)
Interest and other income	6,900,454	73,278	3,289
	(5,546,331)	(6,634,799)	(3,800,896)
Loss before income tax expense	(789,579)	(8,310,207)	(9,979,394)
Income tax expense	(203,553)	(174,316)	(92,274)
Net loss	$(993,132)	$(8,484,523)	$(10,071,668)

Per-share net loss – basic and diluted	$(0.05)	$(0.63)	$(2.26)
Weighted-average common shares outstanding – basic and diluted	19,736,887	13,542,837	4,452,157
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2013	2012	2011
Net loss	$(993,132)	$(8,484,523)	$(10,071,668)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	996,491	(353,515)	—
Comprehensive income (loss)	$3,359	$(8,838,038)	$(10,071,668)
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	821,995	$8,220	$18,205,771	$(1,670,533)	$(42,703)	$—	$16,500,755
Issuance of common stock	8,233,021	82,330	205,591,435	—	—	—	205,673,765
Redemption of common stock	(11,427)	(114)	(285,527)	—	—	—	(285,641)
Increase in redeemable common stock	—	—	—	—	(2,495,464)	—	(2,495,464)
Distributions to common stockholders ($1.46 per share)	—	—	—	(6,673,741)	—	—	(6,673,741)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(19,265,055)	—	—	—	(19,265,055)
Other offering costs	—	—	(4,048,024)	—	—	—	(4,048,024)
Net loss	—	—	—	(10,071,668)	—	—	(10,071,668)
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$—	$179,334,927
Issuance of common stock	8,671,042	86,710	216,195,320	—	—	—	216,282,030
Redemption of common stock	(165,819)	(1,658)	(4,012,675)	—	—	—	(4,014,333)
Increase in redeemable common stock	—	—	—	—	(2,542,141)	—	(2,542,141)
Distributions to common stockholders ($1.50 per share)	—	—	—	(20,346,238)	—	—	(20,346,238)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(19,654,903)	—	—	—	(19,654,903)
Other offering costs	—	—	(4,378,915)	—	—	—	(4,378,915)
Net loss	—	—	—	(8,484,523)	—	—	(8,484,523)
Market value adjustment to interest rate swap	—	—	—	—	—	(353,515)	(353,515)
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389
Issuance of common stock	3,328,698	33,287	82,430,397	—	—	—	82,463,684
Redemption of common stock	(434,334)	(4,343)	(9,853,092)	—	—	—	(9,857,435)
Decrease in redeemable common stock	—	—	—	—	1,092,091	—	1,092,091
Distributions to common stockholders ($1.43 per share)	—	—	—	(28,253,076)	—	—	(28,253,076)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(6,473,522)	—	—	—	(6,473,522)
Other offering costs	—	—	(1,469,697)	—	—	—	(1,469,697)
Net loss	—	—	—	(993,132)	—	—	(993,132)
Market value adjustment to interest rate swap	—	—	—	—	—	996,491	996,491
Balance, December 31, 2013	20,443,176	$204,432	$452,981,513	$(76,492,911)	$(3,988,217)	$642,976	$373,347,793
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(993,132)	$(8,484,523)	$(10,071,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line rental income	(7,876,148)	(3,056,134)	(793,750)
Depreciation	17,768,543	12,422,906	4,484,518
Amortization	14,177,754	9,854,521	3,499,971
Noncash interest expense	1,205,927	2,092,435	1,199,324
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in other tenant receivables, net	(1,786,235)	665,248	(941,708)
(Increase) decrease in prepaid expenses and other assets	(319,984)	135,796	(445,070)
Increase in accounts payable and accrued expenses	288,249	659,165	3,137,331
(Decrease) increase in due to affiliates	(412,966)	(49,305)	242,789
Increase in deferred income	1,989,947	1,802,474	1,976,793
Net cash provided by operating activities	24,041,955	16,042,583	2,288,530

Cash Flows from Investing Activities:
Additions to real estate assets	(8,943,433)	(1,156,660)	(1,103,771)
Acquisition of real estate assets	—	(268,333,828)	(276,142,043)
Deferred lease costs paid	(5,110,125)	(1,324,176)	(797,715)
Net cash used in investing activities	(14,053,558)	(270,814,664)	(278,043,529)

Cash Flows from Financing Activities:
Due to affiliates	—	—	(293,543)
Deferred financing costs paid	—	(2,448,723)	(3,450,543)
Proceeds from lines of credit and notes payable	14,500,000	373,931,984	252,250,000
Repayments of lines of credit and notes payable	(68,000,000)	(273,986,879)	(148,570,105)
Issuance of common stock	82,424,667	215,977,971	205,282,643
Redemptions of common stock	(9,939,252)	(3,932,516)	(285,641)
Distributions paid to stockholders	(15,006,639)	(10,466,302)	(3,249,310)
Distributions paid to stockholders and reinvested in shares of our common stock	(14,321,551)	(9,388,359)	(2,881,437)
Commissions on stock sales and related dealer-manager fees paid	(6,648,460)	(19,302,306)	(18,779,979)
Other offering costs paid	(1,558,079)	(4,347,759)	(4,009,228)
Net cash (used in) provided by financing activities	(18,549,314)	266,037,111	276,012,857
Net change in cash and cash equivalents	(8,560,917)	11,265,030	257,858
Cash and cash equivalents, beginning of period	15,955,896	4,690,866	4,433,008
Cash and cash equivalents, end of period	$7,394,979	$15,955,896	$4,690,866
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

1.	Organization
On January 2, 2014, Wells Core Office Income REIT, Inc. changed its name to Signature Office REIT, Inc. ("Signature Office REIT"). Substantially all of Signature Office REIT's business is conducted through Signature Office Operating Partnership, L.P. ("Signature Office OP"), a Delaware limited partnership formerly known as Wells Core Office Income Operating Partnership, L.P., formed on July 3, 2007. Signature Office REIT is the sole general partner of Signature Office OP. Signature Office Income Holdings, LLC ("Signature Office Holdings"), formerly known as Wells Core Office Income Holdings, LLC, a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Signature Office OP. Signature Office REIT owns 100% of the interests of Signature Office Holdings and possesses full legal control and authority over the operations of Signature Office OP and Signature Office Holdings. In addition, Signature Office OP formed Wells Core REIT TRS, LLC ("TRS"), a wholly owned subsidiary organized as a Delaware corporation, on December 13, 2011 (see Note 2). References to Signature Office REIT herein shall include Signature Office REIT and its subsidiaries, including Signature Office OP, Signature Office Holdings and TRS, unless stated otherwise.

On June 10, 2010, Signature Office REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended, with 30,000,000 of those shares being offered through the Signature Office REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, shares of common stock in the primary offering were offered at a price of $25.00 per share, with discounts available to certain categories of purchases, and DRP shares were offered at a price of $23.75 per share. Effective June 10, 2013, Signature Office REIT ceased offering shares in the primary portion of the Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to the DRP was continued pursuant to a Registration Statement on Form S-3. As of December 31, 2013, approximately 28.9 million shares remain available for sale under the DRP.
As of December 31, 2013, Signature Office REIT had raised offering proceeds under its public offerings of approximately $524.0 million from the sale of approximately 21.0 million shares of common stock. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $46.6 million, acquisition fees of approximately $10.5 million, and other offering expenses of approximately $10.3 million, Signature Office REIT had raised aggregate net offering proceeds of approximately $456.6 million, including net offering proceeds from the DRP of approximately $25.7 million. As of December 31, 2013, substantially all of Signature Office REIT's net offering proceeds have been invested in real properties and related assets.
On March 5, 2014, Signature Office REIT's board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014. As a result, all distributions paid after the first quarter will be paid in cash and will not be reinvested in shares of Signature Office REIT's common stock. Also on March 5, 2014, Signature Office REIT's board of directors elected to terminate its share redemption program, effective April 30, 2014 upon the redemption of any shares of common stock properly submitted for redemption under the share redemption program for the month of April 2014. For additional details about the termination of the DRP and the share redemption program, see Note 13.

Signature Office REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased to creditworthy companies. As of December 31, 2013, Signature Office REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of December 31, 2013, these office properties were 99.3% leased.

From its inception through December 31, 2013, Signature Office REIT operated as an externally advised REIT pursuant to an advisory agreement, under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performed certain key functions on behalf of Signature Office

REIT, including, among others, the investment of capital proceeds and management of day-to-day operations. The advisory agreement, as amended and restated (the "Revised Advisory Agreement"), was effective beginning on June 11, 2013 and replaced the previous agreement between Signature Office REIT and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement"). The Advisor contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Signature Office REIT. On November 26, 2013, Signature Office REIT and Signature Office OP entered into a Transition to Self-Management Agreement (the “TSMA”) with WREF and the Advisor (together with their respective affiliates, “Wells”), pursuant to which Signature Office REIT began its transition to becoming a self-managed company. Subject to the terms and conditions of the TSMA, Signature Office REIT completed its transition to self-management on January 1, 2014 (the “Self-Management Transition Date”). Leo F. Wells, III resigned as Chairman of the Board and President of Signature Office REIT on December 31, 2013, and Frank M. Bishop was appointed Chairman of the Board, effective January 1, 2014. For additional details about the TSMA, please refer to Note 10.

Signature Office REIT's stock is not listed on a national securities exchange. However, Signature Office REIT's charter requires that in the event that Signature Office REIT's stock is not listed on a national securities exchange by July 31, 2020, Signature Office REIT must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Signature Office REIT seeks stockholder approval to extend or amend this listing date and does not obtain it, Signature Office REIT would then be required to seek stockholder approval to liquidate. In this circumstance, if Signature Office REIT seeks and does not obtain approval to liquidate, Signature Office REIT would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Signature Office REIT have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Signature Office REIT, Signature Office OP, Signature Office Holdings, TRS, and any variable interest entity ("VIE") in which Signature Office REIT, Signature Office OP, Signature Office Holdings, or TRS, was deemed the primary beneficiary. With respect to entities that are not VIEs, Signature Office REIT's consolidated financial statements shall also include the accounts of any entity in which Signature Office REIT, Signature Office OP, Signature Office Holdings, TRS, or its subsidiaries own a controlling financial interest and any limited partnership in which Signature Office REIT, Signature Office OP, Signature Office Holdings, TRS, or its subsidiaries own a controlling general partnership interest. In determining whether Signature Office REIT, Signature Office OP, Signature Office Holdings, or TRS has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.
All intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2013-02, Comprehensive Income Topic Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for Signature Office REIT for the period beginning on January 1, 2013. The adoption of ASU 2013-02 has not had a material impact on Signature Office REIT's financial statements or disclosures.

In July 2013, the FASB issued Accounting Standards Update 2013-10, Derivatives and Hedging Topic Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under the Derivatives and Hedging Topic, in addition to the United States Treasury rate and London Interbank Offered Rate ("LIBOR"). In addition, the restriction on using different benchmark rates for similar hedges is removed. ASU 2013-10 was effective for Signature Office REIT for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 has not had a material impact on Signature Office REIT financial statements or disclosures.
In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes Topic Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or not intended to be used to settle any additional income taxes that would result in the disallowance of a tax position in which case the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 will be effective prospectively for Signature Office REIT for the period beginning on January 1, 2014. Signature Office REIT expects that the adoption of ASU 2013-11 will not have a material impact on its financial statements or disclosures.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Fair Value Measurements
Signature Office REIT estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:
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
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. Additionally, Signature Office REIT capitalizes interest while the development of a real estate asset is in progress. There was no interest capitalized during the years ended December 31, 2013 and 2012. All costs incurred in connection with acquiring acquisitions, including acquisition fees paid to the Advisor (see Note 10), and repairs and maintenance costs are expensed as incurred.

Signature Office REIT is required to make subjective assessments as to the useful lives of our depreciable assets. Signature Office REIT considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Signature Office REIT's real estate assets are depreciated or amortized using the straight-line method. The estimated useful lives of our assets by class are as follows:

Building	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of lease term or economic life
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets
Signature Office REIT continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which Signature Office REIT has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, Signature Office REIT assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Signature Office REIT adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. Signature Office REIT has determined that there has been no impairment in the carrying value of real estate assets held by Signature Office REIT to date.
Projections of expected future operating cash flows require that management estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of Signature Office REIT's real estate assets and related intangible assets and net income (loss).
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Signature Office REIT allocates the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Signature Office REIT's estimate of their fair values.
The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on management's determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

Intangible Assets and Liabilities Arising from In-Place Leases where Signature Office REIT is the Lessor
As further described below, in-place leases with Signature Office REIT as the lessor may have values related to direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates.

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

As of December 31, 2013 and 2012, Signature Office REIT had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,875,997	$52,152,745	$26,942,506	$1,798,374
Accumulated Amortization	(5,222,847)	(14,071,579)	(6,584,549)	(493,613)
Net	$8,653,150	$38,081,166	$20,357,957	$1,304,761

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$14,046,354	$52,657,411	$27,081,019	$1,798,374
Accumulated Amortization	(3,010,440)	(6,901,920)	(3,176,459)	(147,370)
Net	$11,035,914	$45,755,491	$23,904,560	$1,651,004

For the years ended December 31, 2013, 2012, and 2011 Signature Office REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2013	$2,382,764	$7,674,325	$3,546,603	$346,243
2012	$2,072,402	$5,333,188	$2,317,185	$117,624
2011	$948,181	$1,651,581	$827,149	$29,746
The remaining net intangible lease assets and liabilities as of December 31, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2014	2,273,665	7,308,780	3,457,793	346,243
2015	2,190,234	7,114,482	3,359,625	343,758
2016	2,149,989	6,698,359	3,245,704	115,146
2017	1,106,015	5,278,743	2,778,391	115,146
2018	641,489	4,459,738	2,408,683	115,146
Thereafter	291,758	7,221,064	5,107,761	269,322
Total	$8,653,150	$38,081,166	$20,357,957	$1,304,761
Weighted-Average Amortization Period	4 years	6 years	7 years	6 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and Signature Office REIT is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, Signature Office REIT reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For lease extensions of in-place leases that are executed more than one year prior to the original lease expiration date, the useful life of the intangible lease assets and liabilities will be extended over the new lease term with the exception of those components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. Signature Office REIT has determined that there has been no impairment in the carrying value of intangible assets held by Signature Office REIT to date.
Cash and Cash Equivalents
Signature Office REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and may consist of investments in money market accounts. There are no restrictions on the use of Signature Office REIT's cash balances as of December 31, 2013 and 2012.

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
Signature Office REIT adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses of $63,736 and $22,890 for the years ended December 31, 2013 and 2012, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets are primarily comprised of interest rate swap assets; prepaid taxes and insurance; utility deposits; prepaid director fees; and equipment for Signature Office REIT's corporate office space, net of accumulated depreciation. Prepaid expenses and other assets are expensed as incurred or reclassified to other asset accounts upon being put into service in future periods.
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized using the effective interest method over the term of the related financing arrangements, except for loans that are revolving or short-term in nature for which the straight line method is used. Signature Office REIT recognized amortization of deferred financing costs for the years ended December 31, 2013, 2012, and 2011 of approximately $1.2 million, $2.1 million, and $1.2 million respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the leases and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Signature Office REIT recognized amortization of deferred lease costs of $0.8 million, $0.2 million, and $0.1 million for the years ended December 31, 2013, 2012, and 2011 respectively. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of the 64 & 66 Perimeter Center Buildings, Signature Office REIT has assumed investments in development authority bonds and corresponding obligations under capital leases of land and buildings totaling $115.0 million. The local development authority issued bonds to a developer to finance the renovation of these buildings, which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Signature Office REIT upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which Signature Office REIT believes approximate fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss).

Fair Value of Debt Instruments
Signature Office REIT applied the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. The fair values of its debt instruments were based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates (see Note 4 for additional information). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Redeemable Common Stock

Under Signature Office REIT's share redemption program, as amended (the "Amended SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Signature Office REIT. As a result, Signature Office REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Signature Office REIT's Amended SRP currently requires Signature Office REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Signature Office REIT's capacity to honor redemptions is limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of December 31, 2013 and 2012, redeemable common stock is measured at an amount equal to the net proceeds raised under the DRP less amounts redeemed during the immediately preceding 12-month period.

Preferred Stock
Signature Office REIT is authorized to issue up to 10.0 million shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Signature Office REIT's board of directors may determine the relative rights, preferences, and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences, and privileges attributable to Signature Office REIT's common stock. To date, Signature Office REIT has not issued any shares of preferred stock.
Common Stock
The par value of Signature Office REIT's issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds are recorded as additional paid-in capital. See Note 7.
Distributions
In order to qualify to be taxed as a REIT, Signature Office REIT is required by the Internal Revenue Code of 1986, as amended (the "Code") to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders. Distributions to the stockholders are determined by the board of directors of Signature Office REIT and are dependent upon a number of factors relating to Signature Office REIT, including funds available for payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Signature Office REIT's status as a REIT under the Code.
Revenue Recognition
All leases on real estate assets held by Signature Office REIT are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other property income and recognized once the tenant has lost the right to lease the space and Signature Office REIT has satisfied all obligations under the related lease or lease termination agreement.
In conjunction with certain acquisitions, Signature Office REIT has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain non-revenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and tenant reimbursement income. Signature Office REIT records payments received under master lease agreements as a reduction of the basis of the underlying property at the time of acquisition rather than rental and tenant reimbursement income. Signature Office REIT received proceeds from master leases of $9.9 million, $1.3 million, and $0.5 million during the years ended December 31, 2013, 2012, and 2011, respectively.
Interest Rate Swaps
Signature Office REIT has entered into an interest rate swap contract (see Note 5 for additional information), and may enter into future interest rate swap contracts, to hedge its exposure to changing interest rates on variable rate debt instruments. Signature Office REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Signature Office REIT records the fair value of its interest rate swap either as prepaid expenses and other assets or as accounts payable and accrued expenses. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of a hedge, if any, is recognized in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment, if any, are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
Signature Office REIT applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swap at fair value. The fair value of the interest rate swap, classified under Level 2, was determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, and reasonable estimates about relevant future market conditions.
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
Income Taxes
Signature Office REIT has elected to be taxed as a REIT under the Code and has operated as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, Signature Office REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Signature Office REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Signature Office REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal and state income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants Signature Office REIT relief under certain statutory provisions.
For the years ended December 31, 2013, 2012, and 2011, Signature Office REIT elected to treat TRS as a taxable REIT subsidiary. Signature Office REIT may perform certain additional, noncustomary services for tenants of its buildings through TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Signature Office REIT to continue to qualify as a REIT, Signature Office REIT must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Signature Office REIT.
Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expense or benefits are recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized. No provision for federal income taxes has been made in the accompanying consolidated financial statements, other than the provision relating to TRS, as Signature Office REIT has made distributions in excess of taxable income for the periods presented.
Signature Office REIT is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. Signature Office REIT records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Operating Segments
Signature Office REIT operates in a single reporting segment, and the presentation of Signature Office REIT's financial condition and performance is consistent with the way in which Signature Office REIT's operations are managed.
Reclassifications
Certain prior period amounts, as reported, have been reclassified to conform with the current period financial statement presentation.
3.     Real Estate Acquisitions
Signature Office REIT did not acquire any real properties during the year ended December 31, 2013. During the year ended December 31, 2012, Signature Office REIT acquired the following properties:

					Intangibles
Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination Costs	Intangible Lease Liabilities	Total Purchase Price(1)	Lease Details
2012
South Lake Building	Herndon, VA	3/22/2012	$9,008,108	$68,789,189	$8,701,014	$4,401,689	$—	$90,900,000	(2)
Four Parkway North Building	Deerfield, IL	7/2/2012	3,740,427	29,822,319	6,368,834	1,213,111	—	41,144,691	(3)
2275 Cabot Drive Building	Lisle, IL	9/5/2012	2,211,437	13,168,104	1,809,358	804,159	—	17,993,058	(4)
4650 Lakehurst Court Building	Columbus, OH	12/7/2012	2,493,556	17,247,093	3,636,435	1,350,676	—	24,727,760	(5)
64 & 66 Perimeter Center Buildings	Atlanta, GA	12/28/2012	8,616,613	71,537,699	8,111,502	7,725,239	(693,291)	95,297,762	(6)
Total			$26,070,141	$200,564,404	$28,627,143	$15,494,874	$(693,291)	$270,063,271

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

(6)
A 14-story office building and an eight-story office building containing a total of approximately 583,700 rentable square feet that, collectively, are 97.2% leased to six tenants with a weighted-average remaining lease term of nine years.

Pro Forma Financial Information for Real Estate Acquisitions (Unaudited)
The following unaudited pro forma information presented for the years ended December 31, 2012 and 2011 have been presented for Signature Office REIT to give effect to the acquisitions including the Westway One Building, the Duke

Bridges I & II Buildings, the Miramar Centre II Building, the 7601 Technology Way Building, the Westway II Building, the Franklin Center Building, the South Lake Building, the Four Parkway North Building, the 2275 Cabot Drive Building, the 4650 Lakehurst Court Building, and the 64 & 66 Perimeter Center Buildings as if the acquisitions occurred on January 1, 2011. Proforma financial information has not been presented for the year ended December 31, 2013 as Signature Office REIT did not acquire any properties during 2013. This unaudited pro forma financial information assumes the current lease agreements that were in place at the time of acquisition were in place for all periods presented. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on January 1, 2011.

	Years ended December 31,
	2012	2011
Revenues	$66,957,740	66,684,286
Net loss	$(7,100,115)	(8,733,557)
Per-share net loss – basic and diluted	$(0.40)	(0.50)
Weighted-average common shares outstanding – basic and diluted	17,548,812	17,548,812

4.     Lines of Credit and Notes Payable
As of December 31, 2013 and 2012, Signature Office REIT had the following indebtedness outstanding:

				Outstanding Balance as of
	Rate as of	Amortizing Debt		December 31, 2013	December 31, 2012
Facility	December 31, 2013	or Interest Only	Maturity
Signature Revolving Facility	1.92%(1)	Interest Only	9/26/2015	$42,500,000	$96,000,000
Signature Term Loan	1.82%(2)	Interest Only	9/26/2017	100,000,000	100,000,000
Technology Way Loan	2.17%(3)	Interest Only	6/27/2014	24,900,000	24,900,000
Total indebtedness				$167,400,000	$220,900,000

(1)
The Signature Revolving Facility bears interest at a rate based on, at the option of Signature Office REIT, (1) LIBOR plus a margin that varies from 1.75% to 2.50% based on our then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions Bank, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 0.75% to 1.50% based on the then current leverage ratio.

(2)
The Signature Term Loan bears interest at a rate based on, at the option of Signature Office REIT, (1) LIBOR plus a margin that varies from 1.65% to 2.40% based on our then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions Bank, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 0.65% to 1.40% based on the then current leverage ratio. Beginning September 26, 2013, the interest rate on $75.0 million of the Signature Term Loan was effectively fixed at 0.891% plus a margin of 1.65% to 2.40%, based on Signature Office REIT's then current leverage ratio, through an interest rate swap (see Note 5).

(3)	The Technology Way Loan bears interest based on, at the option of Signature Office REIT, LIBOR plus 2.00% or an alternate base rate plus 1.00%.
Signature Office REIT also had standby letters of credit outstanding of $18.7 million at December 31, 2012, which reduced the availability of funds under the Signature Revolving Facility. The outstanding letters of credit were for the benefit of State Farm Mutual Auto Insurance, Co. related to tenant improvement obligations under its lease at the 64 & 66 Perimeter Center Buildings. None of the letters of credit were recorded as a liability on the consolidated balance sheets, and all letters of credit had expired as of December 31, 2013 pursuant to the terms of the respective lease agreements.
Signature Unsecured Debt Facility
Signature Office REIT is a party to an unsecured credit facility (the "Signature Unsecured Debt Facility") with a syndicate of banks led by Regions Bank ("Regions"), U.S. Bank National Association ("U.S. Bank"), and JPMorgan

Chase Bank, N.A. ("JPMorgan"). Under the Signature Unsecured Debt Facility, Signature Office REIT may borrow up to a total of $300 million (the "Facility Amount"), subject to availability. The Facility Amount is comprised of a revolving credit facility in an amount up to $200 million (the "Signature Revolving Facility") and a term loan facility in an amount up to $100 million (the "Signature Term Loan"). Signature Office REIT also has the right to increase the Facility Amount by an aggregate of $150 million to a total facility amount of $450 million provided that no default has occurred. The Signature Revolving Facility also includes a standby letter of credit facility with an initial $20 million sublimit and a swingline facility with an initial $20 million sublimit, in each case subject to availability. Aggregate advances, letters of credit or swingline loans outstanding at any time under the Signature Unsecured Debt Facility are subject to availability equal to the lesser of (1) the Facility Amount, (2) 55% multiplied by the value of the properties, as defined in the loan agreement, used to support the Signature Unsecured Debt Facility (60% for up to two consecutive quarters immediately following a major acquisition as defined by the Signature Unsecured Debt Facility), or (3) an amount that would produce a minimum ratio of the adjusted net operating income of the properties used to support the Signature Unsecured Debt Facility to the amount outstanding under the Signature Unsecured Debt Facility of not less than 0.11 to 1.0. Draws under the Signature Unsecured Debt Facility are supported by properties directly owned by the Signature Office REIT's subsidiaries that Signature Office REIT has elected to add to the borrowing base. These borrowing base properties are not available to be used as collateral for any other debt arrangements. The proceeds of the Signature Unsecured Debt Facility may be used by Signature Office REIT to acquire properties and for working capital, capital expenditures and other general corporate purposes.
The entire unpaid principal balance of all borrowings and all accrued and unpaid interest thereon under the Signature Revolving Facility and the Signature Term Loan will be due and payable in full on September 26, 2015 and September 26, 2017, respectively. Signature Office REIT has the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility. Signature Office REIT may borrow under the Signature Unsecured Debt Facility at rates equal to (1) LIBOR plus the applicable LIBOR margin (the “LIBOR Rate”) or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin (the “Base Rate”). The applicable LIBOR margin under the Signature Revolving Facility and Signature Term Loan may vary from 1.75% to 2.50% and from 1.65% to 2.40%, respectively, and the applicable base rate margin under the Signature Revolving Facility and Signature Term Loan may vary from 0.75% to 1.50% and 0.65% to 1.40%, respectively, based on Signature Office REIT's then current leverage ratio. All swingline loans issued under the Signature Unsecured Debt Facility will bear interest at the Base Rate. Signature Office REIT generally will be required to make interest-only payments. Signature Office REIT also may prepay the Signature Unsecured Debt Facility in whole or in part at any time without penalty, subject to reimbursement of any breakage and redeployment costs incurred by lenders in the case of prepayment of LIBOR Rate borrowings; however, amounts repaid on the Signature Term Loan may not be reborrowed.
Signature Office REIT is required to pay a fee on the unused portion of the Signature Revolving Facility in an amount equal to the daily unused amount of the Signature Revolving Facility multiplied by a rate per annum equal to (1) 0.35% if 50% or less of the Signature Revolving Facility is utilized or (2) 0.25% if more than 50% of the Signature Revolving Facility is utilized, payable quarterly in arrears. Signature Office REIT will also pay a fee at a rate per annum equal to the Signature Revolving Facility applicable margin for LIBOR-based loans on the maximum amount available to be drawn under each letter of credit that is issued and outstanding, payable quarterly in arrears. Additionally, Signature Office REIT must pay Regions a one-time fronting fee equal to the greater of (1) $1,500 or (2) 0.125% on the stated amount of each letter of credit issued pursuant to the Signature Unsecured Debt Facility, payable at the time of issuance. Signature Office OP's obligations with respect to the Signature Unsecured Debt Facility are guaranteed by Signature Office REIT and by certain material subsidiaries of Signature Office OP, as defined in the Signature Unsecured Debt Facility, pursuant to the terms of a guaranty dated as of September 26, 2012.
The Signature Unsecured Debt Facility contains, among others, the following restrictive covenants:

•
The ratio of Signature Office REIT's total indebtedness to the total value of our assets, as both are defined in the Signature Unsecured Debt Facility, may not exceed 0.55 to 1.00, provided that, prior to the termination date of the Signature Revolving Facility, such ratio may exceed 0.55 to 1.00 for up to two consecutive quarters immediately following a major acquisition, as defined in the Signature

Unsecured Debt Facility, during the term of the Signature Revolving Facility so long as such ratio does not exceed 0.60 to 1.00 during the same period.

•	Signature Office REIT's amount of secured debt may not exceed 40% of its consolidated tangible assets.

•	Signature Office REIT's amount of secured recourse debt may not exceed 15% of its consolidated tangible assets.

•	The ratio of Signature Office REIT's adjusted EBITDA to its fixed charges, including preferred dividends, shall not be less than 1.75 to 1.00.

•	Signature Office REIT's tangible net worth may not be less than the sum of (i) $233,786,150, plus (ii) 72.25% of the gross cash proceeds from all equity issuances consummated after September 26, 2012.

•
Signature Office REIT's total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (1) 90% of funds from operations, as defined in the Signature Unsecured Debt Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (2) the minimum amount required to continue to qualify as a REIT.

As of December 31, 2013, Signature Office REIT believes it was in compliance with all restrictive covenants of its outstanding debt obligations.

Technology Way Loan
On June 27, 2011, Signature Office REIT entered into a mortgage loan agreement with PNC Bank, N.A. ("PNC") to borrow $24.9 million (the "Technology Way Loan"). The amount advanced under the Technology Way Loan was used to fund a portion of the acquisition and acquisition-related costs of the 7601 Technology Way Building. The Technology Way Loan matures on June 27, 2014, with two extension options of 12 months each upon payment of an extension fee equal to 0.15% of the outstanding principal loan balance. The Technology Way Loan provides for interest to be incurred based on, at our option, LIBOR for one-, two-, three-, or six-month periods, plus 2.00%, or at an alternate base rate, plus 1.00%. The alternative base rate for any day is the greatest of (1) the rate of interest publicly announced by PNC as its prime rate in effect at its principal office for such day; (2) the federal funds rate for such day plus 0.75%; or (3) the one-month LIBOR Rate for such day plus 1.00%. The Technology Way Loan is secured by a first mortgage lien on the assets of the 7601 Technology Way Building including the land, fixtures, improvements, leases, rents, and reserves. The initial term of the Technology Way Loan requires monthly interest-only payments with the entire balance due at maturity, assuming no prior principal prepayment. Signature Office REIT may prepay, in whole or in part, the amounts outstanding under the Technology Way Loan at any time without penalty.
Fair Value of Outstanding Debt
As of December 31, 2013, the fair value of Signature Office REIT's total indebtedness approximated its carrying value. The estimated fair value of Signature Office REIT's total indebtedness as of December 31, 2012 was approximately $226.6 million. Signature Office REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of December 31, 2013, 2012, and 2011, the weighted-average interest rates on Signature Office REIT's outstanding debt, after consideration of the interest rate swap, was approximately 2.22%, 2.83%, and 3.99% respectively. Signature Office REIT made the following interest payments on its borrowings:

	Years ended December 31,
	2013	2012	2011
Lines of credit	$1,825,691	$3,308,042	$1,478,172
Signature Term Loan	1,886,961	477,028	—
Mortgage notes payable	592,851	923,515	684,757
	$4,305,503	$4,708,585	$2,162,929

No interest was capitalized during the years ended December 31, 2013 and 2012.

Debt Maturities
The following table summarizes the aggregate maturities of Signature Office REIT's indebtedness as of December 31, 2013:

2014	$24,900,000
2015	42,500,000
2016	—
2017	100,000,000
2018	—
Total	$167,400,000
The debt maturities above are based on the stated maturity date of each loan, which may differ from the anticipated repayment date of the loan.
5.     Interest Rate Swap

Signature Office REIT entered into an interest rate swap agreement with JPMorgan on September 26, 2012 to hedge its exposure to changing interest rates on $75.0 million of the Signature Term Loan (the "Interest Rate Swap"). The Interest Rate Swap was effective as of September 26, 2013 and matures on September 26, 2017. Under the terms of the Interest Rate Swap, Signature Office REIT pays interest at a fixed rate of 0.891% per annum and receives LIBOR-based interest payments from JPMorgan on a notional amount of $75.0 million. Beginning September 26, 2013, the Interest Rate Swap effectively fixed the interest rate on $75.0 million of the Signature Term Loan at 0.891% plus a margin of 1.65% to 2.40%, based on Signature Office REIT's then current leverage ratio.
The following table provides additional information related to Signature Office REIT's interest rate swap as of December 31, 2013 and 2012:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other assets (Accounts payable and accrued expenses)	$642,976	$(353,515)

During the years ended December 31, 2013, 2012, and 2011, Signature Office REIT recorded the following amounts related to the Interest Rate Swap:

	Years ended December 31,
	2013	2012	2011
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$996,491	$(353,515)	—
Previously recorded loss reclassified from accumulated other comprehensive income into interest expense	$146,663	$—	—

Signature Office REIT estimates that approximately $466,000 will be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months. During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.

6.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of December 31, 2013:

2014	$6,900,000
2015	6,900,000
2016	6,900,000
2017	6,900,000
2018	6,900,000
Thereafter	171,925,000
206,425,000
Amounts representing interest	(91,425,000)
Total	$115,000,000

Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Signature Office REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2013(1)
Westway One Building	Cameron Solutions	$142,068
(1) Represents tenant allowance obligations required by certain lease agreements that are not accrued as of December 31, 2013.
Litigation
From time to time, Signature Office REIT is party to legal proceedings that arise in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. Signature Office REIT records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated.  If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Signature Office REIT accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Signature Office REIT accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Signature Office REIT discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Signature Office REIT discloses the nature and estimate of the possible loss of the litigation. Signature Office REIT does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Signature Office REIT is not currently involved in any legal proceedings for which the outcome is expected to have a material effect on the results of operations or financial condition of Signature Office REIT. Signature Office REIT is not aware of any legal proceedings contemplated by governmental authorities.
7.    Stockholders' Equity
General
Signature Office REIT's charter authorizes it to issue 1.01 billion shares of capital stock, consisting of 1.0 billion common shares and 10.0 million preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors, and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion, or exchange rights.
Effective June 10, 2013, Signature Office REIT ceased offering shares in the primary portion of the Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to the DRP was continued pursuant to a Registration Statement on Form S-3. As of December 31, 2013, Signature Office REIT has issued 21.0 million shares of common stock, including 8,000 shares of common stock issued to WREF.
2010 Long-Term Incentive Plan
Signature Office REIT adopted a long-term incentive plan on June 7, 2010, which includes an independent director compensation plan, to provide for the grant of awards to its employees; employees of the Advisor or its affiliates; employees of entities that provide services to Signature Office REIT; Signature Office REIT's independent directors, officers, or directors of the Advisor or its affiliates; certain of Signature Office REIT's consultants; and certain consultants to the Advisor or its affiliates (the "2010 Long-Term Incentive Plan"). Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, performance awards, deferred stock units, dividend equivalents, and other stock-based awards. Signature Office REIT will account for such stock plan in accordance with GAAP, which requires the fair value of the stock option to be recognized as compensation expense over the vesting period. The total number of shares of common stock reserved for issuance under the 2010 Long-Term Incentive Plan is 500,000 shares. Signature Office REIT currently intends to limit the type of incentive awards granted under the 2010 Long-Term Incentive Plan to restricted shares of stock issued to its independent directors. As of December 31, 2013, no shares of common stock have been issued under the 2010 Long-Term Incentive Plan.
Distribution Reinvestment Plan
Signature Office REIT has adopted a distribution reinvestment plan, or DRP, through which stockholders may elect to reinvest all or a portion of the distributions declared on their shares of common stock into shares of Signature Office REIT's common stock in lieu of receiving cash distributions. Shares may be purchased under the DRP for a price equal to the higher of $23.75 or 95% of the estimated value of a share of common stock, as estimated by the Advisor or another firm chosen for that purpose. If the purchase price is 95% of an estimated value, such price will be adjusted downward to the extent of any aggregate distributions per share of any net sale proceeds from the sale of assets, or other special distributions so designated by the board of directors, distributed to stockholders after the estimated per-share value is determined (the "Valuation Adjustment"). Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of Signature Office REIT's common stock. On

March 5, 2014, the board of directors of Signature Office REIT elected to terminate the DRP effective after the payment of the distribution for the first quarter of 2014. For additional details about the termination of the DRP, please refer to Note 13.
Share Redemption Program
The board of directors of Signature Office REIT has adopted a share redemption program, or the Amended SRP, which was amended and restated on August 22, 2013. On March 5, 2014, the board of directors of Signature Office REIT elected to terminate the Amended SRP, effective April 30, 2014 upon the the redemption of any shares of common stock properly submitted for redemption under the Amended SRP for the month of April 2014. For additional details about the termination of the Amended SRP, please refer to Note 13.
The program allows stockholders who held their shares for more than one year to sell their shares back to Signature Office REIT, subject to certain limitations and penalties. Shares redeemed pursuant to the Amended SRP are accounted for as common stock. The program contains different rules for redemptions sought within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. Signature Office REIT refers to redemptions that do not occur within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility as "Ordinary Redemptions." Redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility do not require a one-year holding period.
Pursuant to a prior amendment, effective October 1, 2012, the Amended SRP provides that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, will be calculated in the same manner. Specifically, the redemption price per share will be 91% of the price at which Signature Office REIT sold the share, or $22.75 per share for a share issued at $25.00.

Prior to October 1, 2012, the redemption price for redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility was the amount paid for the shares.

In addition to the one-year holding period for Ordinary Redemptions, through its termination, effective April 30, 2014, the Amended SRP is subject to the following limitations on the number of shares that Signature Office REIT may redeem:

•
Signature Office REIT will not redeem shares on any day to the extent that such redemptions would cause the amount of Ordinary Redemptions during the 12-month period ending on such day to exceed 70% of the net proceeds from the DRP during the same 12-month period.

•	Signature Office REIT will limit all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date does not exceed:

•	100% of the net proceeds from Signature Office REIT's DRP during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.
Signature Office REIT will not redeem any share that has been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share are not eligible to participate in the Amended SRP with respect to the shares so transferred. The board of directors may amend, suspend or terminate the Amended SRP upon 30 days' written notice and without stockholder approval; however, the effective date of an amendment may be accelerated by the board of directors to a date that is fewer than 30 days after the date of the announcement of the amendment if the amendment does not adversely affect the rights of redeeming stockholders.

As of December 31, 2013 and 2012, approximately $14.2 million, or 611,580 shares, and $4.3 million, or 177,246 shares, respectively, of Signature Office REIT's common stock had been redeemed. As of December 31, 2013, all eligible shares tendered for redemption had been redeemed. As of December 31, 2012, approximately $81,800, or 3,596 shares, of Signature Office REIT's common stock had been tendered for redemption and had yet to be redeemed and is included in accounts payable and accrued expenses in the accompanying consolidated balances sheets.

8.    Operating Leases
Signature Office REIT's real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease agreement, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Signature Office REIT retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, such deposits generally are not significant. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
As of December 31, 2013, Time Warner Cable, State Farm Mutual Auto Insurance Co., and Leidos comprised approximately 17%, 11%, and 11%, respectively, of Signature Office REIT's base rental income. Time Warner Cable, Leidos, T-Mobile West Corporation, Jackson National Life Insurance Company, and GE Oil & Gas, Inc. comprised approximately 18%, 15%, 13%, 12%, and 11%, respectively, of Signature Office REIT's base rental income as of December 31, 2012.
The future minimum rental income from Signature Office REIT's investments in real estate assets under noncancelable operating leases as of December 31, 2013, is as follows:

2014	$53,830,742
2015	54,956,422
2016	54,342,032
2017	45,937,497
2018	39,102,959
Thereafter	75,647,097
Total	$323,816,749

As of December 31, 2013, State Farm Mutual Auto Insurance Co., Time Warner Cable, and Leidos comprise approximately 21%, 17%, and 11%, respectively, of the future minimum base rental income from Signature Office REIT's investments in real estate assets under noncancelable operating leases.

9.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2013, 2012, and 2011 respectively:

	Years ended December 31,
	2013	2012	2011
Other liabilities assumed upon acquisition of properties	$—	$1,729,443	$1,570,212
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$213,955	$165,417
Other offering costs due to affiliate	$—	$88,382	$57,226
Assumption of investments in development authority bonds	$—	$(115,000,000)	$—
Assumption of obligations under capital leases	$—	$115,000,000	$—
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$996,491	$(353,515)	$—
Accrued capital expenditures and deferred lease costs	$99,662	$5,321,239	$1,356,220
Distributions payable	$—	$1,075,114	$583,537
Discounts applied to issuance of common stock under primary offering	$39,017	$304,059	$391,122
Discounts applied to issuance of common stock under DRP	$753,766	$494,119	$151,663
(Decrease) increase in redeemable common stock	$(1,092,091)	$2,542,141	$2,495,464
Accrued redemptions of common stock	$—	$81,817	$—

10.     Related-Party Transactions
Advisory Agreement
Signature Office REIT was party to the Revised Advisory Agreement with the Advisor pursuant to which the Advisor acted as Signature Office REIT’s external advisor and performed certain key functions on behalf of Signature Office REIT including, among others, the investment of capital proceeds and management of day-to-day operations. As discussed in detail below, in connection with Signature Office REIT's transition to self-management, the Revised Advisory Agreement was terminated on December 31, 2013.

During the periods presented, the amount of advisor fees and expense reimbursements the Advisor was entitled to as Signature Office REIT’s external advisor was determined pursuant to various amendments of the advisory agreement. Effective June 11, 2013 through December 31, 2013, pursuant to the Revised Advisory Agreement, the Advisor was required to perform services and was compensated for such services, as outlined below:

•
Acquisition fees of 2.0% of gross offering proceeds from the primary offering and the DRP, subject to certain limitations. Signature Office REIT also reimbursed the Advisor for expenses it paid to third parties in connection with acquisitions or potential acquisitions.

•
Monthly asset management fees equal to one-twelfth of (a) 1.00% of the cost of the properties owned other than through joint ventures and initial investments in joint ventures plus Signature Office REIT's allocable share of additional capital improvements made by the joint venture (“Adjusted Cost”), for so long as the Adjusted Cost was less than or equal to $605,000,000 and (b) 0.50% of Adjusted Cost over $605,000,000

•
For any property, loan, or other permitted investment sold by Signature Office REIT, a real estate commission equal to 1.0% of the sales price, with the limitation that the total real estate commissions for any Signature Office REIT property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property.

•
Incentive fee of 15% of net sales proceeds remaining after then-current stockholders had received distributions equal to the sum of their invested capital plus an 8% return of invested capital, which fee was payable only if the shares of common stock of Signature Office REIT were not listed on an exchange.

•
Listing fee of 15% of the amount by which the market value of the then-outstanding common stock plus distributions paid on such stock prior to listing exceeded the sum of 100% of the invested capital of then-current common stockholders plus an 8% return on such invested capital, which fee would be reduced by the amount of any incentive fees paid as described in the preceding bullet.

Prior to June 11, 2013, Signature Office REIT was party to the Original Advisory Agreement with the Advisor. Under the Original Advisory Agreement, the monthly asset management fee was equal to one-twelfth of 0.75% of the cost of (i) the properties owned other than through joint ventures and (ii) initial investments in joint ventures plus Signature Office REIT's allocable share of additional capital improvements made by the joint venture. In addition, the Original Advisory Agreement entitled the Advisor to (i) payment of a debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn), originated, obtained, or otherwise assumed by or for Signature Office REIT, not to exceed, in the aggregate, 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements, and (ii) the reimbursement of costs and expenses the Advisor incurred in fulfilling its duties as the asset manager, including wages and salaries of its employees.
Under the terms of the Original Advisory Agreement, Signature Office REIT was obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of its common stock to the public under the Initial Offering. The Advisor incurred aggregate organization and offering expenses on behalf of Signature Office REIT of approximately $20.1 million. Signature Office REIT incurred and charged to additional paid-in capital cumulative other offering costs of approximately $10.3 million related to the Initial Offering, which represents approximately 2.0% of cumulative gross proceeds raised by Signature Office REIT under the Initial Offering. Upon the expiration of the primary portion of the Initial Offering on June 10, 2013, the remaining $9.8 million of organization and offering expenses that had not been incurred and charged to additional paid-in capital by Signature Office REIT was expensed by the Advisor and is not subject to reimbursement by Signature Office REIT.
Transition to Self-Management Agreement
On November 26, 2013, Signature Office REIT and the Signature Office OP entered into the TSMA, which set forth the framework for Signature Office REIT’s separation from Wells and it’s transition to self-management. Pursuant to the TSMA, Wells agreed to facilitate and support Signature Office REIT’s efforts to hire up to 13 employees of Wells identified by Signature Office REIT who, as of the date of the TSMA, performed substantial services for Signature Office REIT pursuant to the Revised Advisory Agreement (collectively, the “Targeted Personnel”). Signature Office REIT hired the Targeted Personnel on the Self-Management Transition Date with such compensation and benefits as determined by Signature Office REIT.
Transition Services Agreement
On January 1, 2014, Signature Office REIT and Signature Office OP entered into a Transition Services Agreement (the “TSA”) with WREF for the period from January 1, 2014 through June 30, 2014, pursuant to which WREF and its affiliates will provide certain consulting, support and transitional services as set forth in the TSA to Signature Office REIT at the direction of Signature Office REIT in order to facilitate its successful transition to self-management. See Note 13 for more information on the TSA.
Limitation on Operating Expenses
The Advisor had the responsibility of limiting Signature Office REIT's total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless a majority of Signature Office REIT's independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors. Unless the independent directors determined that the excess expenses were justified, the Advisor would have had to reimburse the excess operating expenses to Signature Office REIT within 60 days after the end of each fiscal quarter. Total operating expenses means all expenses paid or incurred by Signature Office REIT, as determined under GAAP, that were in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Signature Office REIT's charter; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended December 31, 2013, Signature Office REIT's total operating expenses did not exceed the above-referenced limitations.
Dealer-Manager Agreement
Signature Office REIT was party to a dealer-manager agreement (the "Dealer-Manager Agreement") with Wells Investment Securities, Inc. ("WIS"), whereby WIS, an affiliate of Wells Capital, performed the dealer-manager function for Signature Office REIT's Initial Offering. For these services, WIS earned a commission of up to 7% of the gross offering proceeds from the sale of the shares of Signature Office REIT, all of which was re-allowed to participating broker/dealers. Signature Office REIT paid no commissions on shares issued under the DRP.
Additionally, Signature Office REIT was required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Signature Office REIT's stock at the time the shares were sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds was re-allowed by WIS to participating broker/dealers. Signature Office REIT paid no dealer-manager fees on shares issued under the DRP.
The payment of fees under the Dealer-Manager Agreement ceased on June 10, 2013 in connection with the termination of the primary portion of the Initial Offering. The Dealer-Manager Agreement was terminated on December 16, 2013 in connection with WIS ceasing its participation in the DRP.
Master Property Management, Leasing, and Construction Agreement
Signature Office REIT, the Advisor, and Wells Management, an affiliate of Wells Capital, were party to a Master Property Management, Leasing, and Construction Management Agreement (the "Management Agreement") under which Wells Management received the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain Signature Office REIT properties:

•
property management fees negotiated for each property managed by Wells Management; typically this fee was equal to a percentage of the gross monthly income collected for that property for the preceding month;

•
leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management served as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to Signature Office REIT during the applicable term of the lease, provided, however, that no commission was payable as to any portion of such term beyond 10 years;

•
construction management fees for projects overseen by Wells Management, such as capital projects, new construction, and tenant improvements, which fees were to be market-based and negotiated for each property managed by Wells Management; and

•	other fees as negotiated with the addition of each specific property covered under the agreement.
The Management Agreement was terminated on December 31, 2013 in connection with Signature Office REIT's transition to self-management.

Related-Party Costs
Pursuant to the terms of the agreements described above, Signature Office REIT incurred the following related-party costs for the years ended December 31, 2013, 2012, and 2011:

	Years ended December 31,
	2013	2012	2011
Commissions, net of discounts(1)(2)	$4,731,169	$14,190,868	$13,827,782
Dealer-manager fees, net of discounts(1)	1,703,336	5,159,976	5,046,151
Other offering costs(1)	1,425,623	4,378,915	4,048,024
Acquisition fees	1,648,493	4,319,559	4,105,653
Asset management fees	5,382,842	3,009,126	1,037,218
Administrative reimbursements	1,319,360	2,780,010	1,312,154
Debt financing fee	288,800	666,450	417,100
Property management fees	112,300	590,931	243,767
Related-party interest expense(3)	—	—	5,862
Total	$16,611,923	$35,095,835	$30,043,711

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the years ended December 31, 2013, 2012, and 2011.

(3)
Related-party interest expense was payable to WREF on amounts previously outstanding under a $10.0 million secured revolving bridge loan with WREF, which was originated on October 5, 2010 and repaid in full on February 15, 2011.

Signature Office REIT incurred no related-party construction fees, incentive fees, listing fees, disposition fees, or leasing commissions during the years ended December 31, 2013, 2012, and 2011.
Due to Affiliates
The detail of amounts due to affiliates is provided below as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Administrative reimbursements	$—	$266,047
Property management fees	—	58,537
Other offering costs	—	88,382
Acquisition fees	—	88,382
Commissions and dealer-manager fees	—	213,955
Total	$—	$715,303
Conflicts of Interest
As of December 31, 2013, the Advisor had no direct employees. Through December 31, 2013, the Advisor contracted with Wells Capital and Wells Management to perform many of its obligations under the Revised Advisory Agreement. During 2013, Wells Capital was also a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with managing the advisor activities under the Revised Advisory Agreement and serving as a general partner or advisor for other Wells-sponsored programs, Wells Capital may have encountered conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.
During 2013, Leo F. Wells, III, a member of Signature Office REIT's board of directors who resigned on December 31, 2013, also served on the board of CatchMark Timber Trust, Inc. and Columbia Property Trust, Inc., two REITs previously sponsored by WREF, and, accordingly, may have encountered certain conflicts of interest regarding investment and operational decisions.

11.	Income Taxes
Signature Office REIT is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. Signature Office REIT records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations. Signature Office REIT's income tax basis net income for the years ended December 31, 2013, 2012, and 2011 follows:

	2013	2012	2011
GAAP basis financial statement net loss	$(993,132)	$(8,484,523)	$(10,071,668)
Decrease (increase) in net loss resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	4,201,387	1,169,740	1,030,955
Rental income accrued for income tax purposes (less than) greater than amounts for financial reporting purposes	(5,399,197)	(1,001,255)	219,500
Amortization of intangible lease assets incurred for financial reporting purposes in excess of amounts for income tax purposes	12,948,803	7,862,273	3,379,212
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	40,846	—	—
Expenses with respect to The Point at Clark Street REIT, LLC for financial reporting purposes (less than) in excess of amounts for income tax purposes	(268,864)	1,248,094	1,464,378
Acquisition expenses for financial reporting purposes in excess of amounts for income tax purposes	1,674,094	5,705,784	5,213,371
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	51,469	65,460	185,118
Income tax basis net income, prior to dividends-paid deduction	$12,255,406	$6,565,573	$1,420,866
As of December 31, 2013, the tax basis carrying value of Signature Office REIT's total assets was approximately $690.0 million. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Signature Office REIT's distributions per common share are summarized as follows:

	2013	2012	2011
Ordinary income	41%	32%	23%
Capital gains	—%	—%	—%
Return of capital	59%	68%	77%
Total	100%	100%	100%

As of December 31, 2013, returns for the calendar years 2010 through 2012 remain subject to examination by U.S. or various state tax jurisdictions. As of December 31, 2013 and 2012, Signature Office REIT had no deferred tax assets or liabilities.

12.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013, and 2012.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$17,048,656	$17,144,812	$17,016,259	$18,057,822
Net income (loss)	$(840,226)	$(566,570)	$244,677	$168,987
Basic and diluted net income (loss) per share(1)	$(0.05)	$(0.03)	$0.01	$0.01
Distributions payable per share	$0.37	$0.31	$0.38	$0.37

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,455,945	$11,680,989	$13,378,040	$13,496,141
Net loss	$(2,697,201)	$(2,021,443)	$(2,454,739)	$(1,311,140)
Basic and diluted net loss per share(1)	$(0.27)	$(0.16)	$(0.17)	$(0.08)
Distributions payable per share	$0.37	$0.38	$0.38	$0.37
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
13.     Subsequent Events
Transition Services Agreement
On January 1, 2014, Signature Office REIT and Signature Office OP entered into the TSA with WREF on the Self-Management Transition Date for the period from January 1, 2014 through June 30, 2014 pursuant to which WREF and its affiliates will provide certain consulting, support and transitional services (as set forth in the TSA) to Signature Office REIT at the direction of Signature Office REIT in order to facilitate Signature Office REIT’s successful transition to self‑management.
In exchange for the services provided by WREF under the TSA, Signature Office REIT or Signature Office OP will pay WREF a monthly consulting fee of $51,267 (the “Consulting Fee”). In addition to the Consulting Fee, Signature Office REIT or Signature Office OP will pay directly or reimburse WREF for any third-party expenses paid or incurred by WREF and its affiliates on behalf of Signature Office REIT or Signature Office OP in connection with the services provided pursuant to the TSA; provided, however, that (1) WREF will obtain written approval from Signature Office REIT or Signature Office OP prior to incurring any third-party expenses for the account of, or reimbursable by, Signature Office REIT or Signature Office OP and (2) Signature Office REIT will not be required to reimburse WREF for any administrative service expenses, including WREF's overhead, personnel costs and costs of goods used in the performance of services under the TSA.
In addition, the TSA also provides that WREF will provide Signature Office REIT and Signature Office OP a portion of the office space currently used and occupied by WREF (the "Office Space") commencing on the Self-Management Transition Date and terminating on June 30, 2014; however, Signature Office REIT and Signature Office OP may terminate the Office Space upon 30 business days' written notice to WREF. Signature Office REIT or Signature Office OP will pay WREF monthly rent of $4,552 pursuant to the TSA.

The TSA will remain in effect until June 30, 2014, unless otherwise terminated in accordance with the terms of the TSA. The TSA may be terminated (1) immediately by Signature Office REIT or WREF for Cause (as defined in the TSA) or (2) by Signature Office REIT or WREF upon 90 days' written notice for any reason. Following the termination of the TSA, WREF will not be entitled to continue to receive the Consulting Fee; provided, however, that (1) WREF will be entitled to receive from Signature Office REIT or Signature Office OP within 30 days after the termination date all unpaid reimbursements of expenses and all earned but unpaid Consulting Fees payable to WREF prior to the termination date, and (2) if Signature Office REIT terminates the TSA without Cause prior to June 30, 2014, WREF will be entitled to receive the Consulting Fee through June 30, 2014.
Declaration of Distributions

On March 5, 2014, Signature Office REIT's board of directors declared a distribution to stockholders for the first quarter of 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of March 15, 2014. Such distributions will be paid in March 2014.

Termination of the DRP and Amended SRP

On March 5, 2014, Signature Office REIT's board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014. As a result, all distributions paid after the first quarter will be paid in cash and will not be reinvested in shares of Signature Office REIT's common stock. Also on March 5, 2014, Signature Office REIT's board of directors elected to terminate the Amended SRP, effective April 30, 2014 upon the redemption of any shares of common stock properly submitted for redemption under the Amended SRP for the month of April 2014. As a result, in order for a stockholder to redeem his or her shares prior to the termination of the Amended SRP, Signature Office REIT must receive a written redemption request from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by Signature Office REIT on or before April 23, 2014. Signature Office REIT will be unable to process redemption requests received after April 23, 2014. Any redemption requests submitted will continue to be subject to the limits on the dollar value and number of shares that may be redeemed under the terms of the Amended SRP. In February 2014, Ordinary Redemption requests exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 8.5%. Based on the level of Ordinary Redemptions requests currently submitted and waiting for processing, Signature Office REIT anticipates that Ordinary Redemptions processed prior to the termination of the Amended SRP will be prorated as well. All shares tendered for redemption that cannot be redeemed prior to April 30, 2014 will not continue to be held in queue for redemption at a later date under the Amended SRP or otherwise.

Signature Office REIT, Inc. and Subsidiaries
Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2013

Description	Location	Ownership Percentage	Encumbrances	Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2013			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed(b)
				Land	Buildings and Improvements	Total(a)		Land	Buildings and Improvements	Total
Royal Ridge V Building	Irving, TX	100%	(c)	$1,062,810	$16,149,807	$17,212,617	$—	$1,062,810	$16,149,807	$17,212,617	$2,985,327	2005	10/7/2010	0 to 40 years
333 East Lake Street Building	Bloomingdale, IL	100%	(c)	1,415,598	9,678,856	11,094,454	—	1,415,598	9,678,856	11,094,454	1,589,511	2001	11/19/2010	0 to 40 years
Westway One Building	Houston, TX	100%	(c)	2,300,000	27,752,840	30,052,840	(835,658)	2,300,000	26,917,182	29,217,182	3,889,422	2007	1/27/2011	0 to 40 years
Duke Bridges I & II Buildings	Frisco, TX	100%	(c)	7,143,737	39,858,029	47,001,766	—	7,143,737	39,858,029	47,001,766	7,596,205	2006	5/12/2011	0 to 40 years
Miramar Centre II Building	Miramar, FL	100%	(c)	3,204,401	16,949,832	20,154,233	42,984	3,204,401	16,992,816	20,197,217	2,254,038	2001	5/27/2011	0 to 40 years
7601 Technology Way Building	Denver, CO	100%	$24,900,000	5,932,955	34,470,471	40,403,426	—	5,932,955	34,470,471	40,403,426	4,973,245	1997	6/27/2011	0 to 40 years
Westway II Building	Houston, TX	100%	(c)	2,511,552	66,696,771	69,208,323	1,903,929	2,511,552	68,600,700	71,112,252	7,320,087	2009	9/28/2011	0 to 40 years
Franklin Center Building	Columbia, MD	100%	(c)	6,091,847	55,862,231	61,954,078	—	6,091,847	55,862,231	61,954,078	5,997,596	2008	12/28/2011	0 to 40 years
South Lake Building	Herndon, VA	100%	(c)	9,008,108	77,490,203	86,498,311	67,936	9,008,108	77,558,139	86,566,247	7,043,751	2008	3/22/2012	0 to 40 years
Four Parkway North Building	Deerfield, IL	100%	(c)	3,740,427	36,191,153	39,931,580	3,910	3,740,427	36,195,063	39,935,490	3,839,736	1999	7/2/2012	0 to 40 years
2275 Cabot Drive Building	Lisle, IL	100%	(c)	2,211,437	14,977,462	17,188,899	—	2,211,437	14,977,462	17,188,899	1,129,711	1996	9/5/2012	0 to 40 years
4650 Lakehurst Court Building	Columbus, OH	100%	(c)	2,493,556	20,883,528	23,377,084	458,630	2,493,556	21,342,158	23,835,714	1,126,515	1990	12/7/2012	0 to 40 years
64 & 66 Perimeter Center Buildings	Atlanta, GA	100%	(c)	8,616,613	79,649,201	88,265,814	8,332,580	8,616,613	87,981,781	96,598,394	4,037,344	1985 & 1971	12/28/2012	0 to 40 years
Total - 100% Signature Office REIT Properties				$55,733,041	$496,610,384	$552,343,425	$9,974,311	$55,733,041	$506,584,695	$562,317,736	$53,782,488

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

(b)
Signature Office REIT assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years, Site Improvements are depreciated over 15 years, and Buildings are depreciated over 40 years.

(c)	These assets are included in the borrowing base for the Signature Office REIT's unsecured credit facility and cannot serve as collateral for additional debt facilities.

S- 1

Signature Office REIT, Inc. and Subsidiaries
Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2013, 2012, and 2011

	2013	2012	2011
Real Estate:
Balance at the beginning of the year	$554,357,251	$298,740,904	$28,307,071
Additions to/improvements of real estate	9,019,957	255,826,094	270,433,833
Write-offs of intangible assets(1)	(675,023)	(154,066)	—
Write-offs of fully depreciated/amortized assets	(384,449)	(55,681)	—
Balance at the end of the year	$562,317,736	$554,357,251	$298,740,904

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$27,016,328	$7,397,579	$313,299
Depreciation and amortization expense	27,825,632	19,828,496	7,084,280
Write-offs of intangible assets(1)	(675,023)	(154,066)	—
Write-offs of fully depreciated/amortized assets	(384,449)	(55,681)	—
Balance at the end of the year	$53,782,488	$27,016,328	$7,397,579

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S- 2