Form 10-Q
period 2014-03-31
SIGNATURE OFFICE REIT INC
filed 2014-05-07
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 000-54248
__________________________________
SIGNATURE OFFICE REIT, INC.
(Exact name of registrant as specified in its charter)
  __________________________________

Maryland	26-0500668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Suite 250 Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 449-7800
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of April 30, 2014: 20,473,024 shares

FORM 10-Q
SIGNATURE OFFICE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q of Signature Office REIT, Inc. and subsidiaries ("Signature Office REIT," "we," "our" or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Signature Office REIT's Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Signature Office REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Signature Office REIT's Annual Report on Form 10-K for the year ended December 31, 2013. Signature Office REIT's results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $38,935,137 and $34,488,062 as of March 31, 2014 and December 31, 2013, respectively	401,708,010	406,067,891
Intangible lease assets, less accumulated amortization of $21,723,768 and $19,294,426 as of March 31, 2014 and December 31, 2013, respectively	44,288,710	46,734,316
Construction in progress	62,762	—
Total real estate assets	501,792,523	508,535,248
Cash and cash equivalents	6,972,182	7,394,979
Tenant receivables, net of allowance for doubtful accounts of $75,305 and $63,736 as of March 31, 2014 and December 31, 2013, respectively	13,746,991	13,385,314
Prepaid expenses and other assets	1,648,210	1,641,381
Deferred financing costs, less accumulated amortization of $3,786,684 and $3,485,202 as of March 31, 2014 and December 31, 2013, respectively	2,177,896	2,479,378
Intangible lease origination costs, less accumulated amortization of $7,459,193 and $6,584,549 as of March 31, 2014 and December 31, 2013, respectively	19,483,313	20,357,957
Deferred lease costs, less accumulated amortization of $1,442,445 and $1,197,248 as of March 31, 2014 and December 31, 2013, respectively	6,512,592	6,745,189
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$667,333,707	$675,539,446

Liabilities:
Line of credit	$41,000,000	$42,500,000
Notes payable	124,900,000	124,900,000
Accounts payable and accrued expenses	6,477,486	8,091,277
Accrued capital expenditures and deferred lease costs	356,241	487,825
Deferred income	5,849,147	5,919,573
Intangible lease liabilities, less accumulated amortization of $580,174 and $493,613 as of March 31, 2014 and December 31, 2013, respectively	1,218,200	1,304,761
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	294,801,074	298,203,436

Commitments and Contingencies (Note 5)

Redeemable Common Stock	2,830,122	3,988,217

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,487,192 and 20,443,176 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	204,872	204,432
Additional paid-in capital	454,149,077	452,981,513
Cumulative distributions in excess of earnings	(82,459,284)	(76,492,911)
Redeemable common stock	(2,830,122)	(3,988,217)
Accumulated other comprehensive income	637,968	642,976
Total stockholders' equity	369,702,511	373,347,793
Total liabilities, redeemable common stock and stockholders' equity	$667,333,707	$675,539,446
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$13,350,268	$13,263,594
Tenant reimbursements	5,161,539	3,785,062
Other property income	29,168	—
	18,540,975	17,048,656
Expenses:
Property operating costs	6,403,750	5,608,852
Asset and property management fees:
Related-party	—	1,248,085
Other	274,947	163,604
Depreciation	4,448,170	4,299,420
Amortization	2,759,098	2,830,850
General and administrative	1,579,128	1,353,553
Acquisition fees and expenses	—	849,894
	15,465,093	16,354,258
Real estate operating income	3,075,882	694,398
Other income (expense):
Interest expense	(3,091,152)	(3,208,117)
Interest and other income	1,730,157	1,725,098
	(1,360,995)	(1,483,019)
Income (loss) before income tax expense	1,714,887	(788,621)
Income tax expense	(35,068)	(51,605)
Net income (loss)	$1,679,819	$(840,226)

Per-share net income (loss) – basic and diluted	$0.08	$(0.05)
Weighted-average common shares outstanding – basic and diluted	20,435,361	18,266,804
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$1,679,819	$(840,226)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(5,008)	94,231
Comprehensive income (loss)	$1,674,811	$(745,995)
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	20,443,176	$204,432	$452,981,513	$(76,492,911)	$(3,988,217)	$642,976	$373,347,793
Issuance of common stock	157,299	1,573	3,734,285	—	—	—	3,735,858
Redemption of common stock	(113,283)	(1,133)	(2,566,624)	—	—	—	(2,567,757)
Decrease in redeemable common stock	—	—	—	—	1,158,095	—	1,158,095
Distributions to common stockholders ($0.38 per share)	—	—	—	(7,646,192)	—	—	(7,646,192)
Other offering costs	—	—	(97)	—	—	—	(97)
Net income	—	—	—	1,679,819	—	—	1,679,819
Market value adjustment to interest rate swap	—	—	—	—	—	(5,008)	(5,008)
Balance, March 31, 2014	20,487,192	$204,872	$454,149,077	$(82,459,284)	$(2,830,122)	$637,968	$369,702,511

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389
Issuance of common stock	1,623,601	16,236	40,406,481	—	—	—	40,422,717
Redemption of common stock	(30,321)	(303)	(688,964)	—	—	—	(689,267)
Increase in redeemable common stock	—	—	—	—	(1,423,899)	—	(1,423,899)
Distributions to common stockholders ($0.37 per share)	—	—	—	(6,837,900)	—	—	(6,837,900)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(3,538,170)	—	—	—	(3,538,170)
Other offering costs	—	—	(808,173)	—	—	—	(808,173)
Net loss	—	—	—	(840,226)	—	—	(840,226)
Market value adjustment to interest rate swap	—	—	—	—	—	94,231	94,231
Balance, March 31, 2013	19,142,092	$191,421	$423,718,601	$(54,924,829)	$(6,504,207)	$(259,284)	$362,221,702
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$1,679,819	$(840,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(562,413)	(1,993,589)
Depreciation	4,448,170	4,299,420
Amortization	3,478,886	3,555,428
Noncash interest expense	301,482	301,482
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(20,389)	(632,794)
Increase in prepaid expenses and other assets	(12,932)	(284,950)
Decrease in accounts payable and accrued expenses	(1,613,791)	(1,858,991)
Decrease in due to affiliates	—	(140,159)
(Decrease) increase in deferred income	(70,426)	553,527
Net cash provided by operating activities	7,628,406	2,959,148

Cash Flows from Investing Activities:
Additions to real estate assets and other capital expenditures	(22,856)	(4,667,829)
Deferred lease costs paid	(50,159)	(93,679)
Net cash used in investing activities	(73,015)	(4,761,508)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	750,000	3,500,000
Repayments of lines of credit and notes payable	(2,250,000)	(38,500,000)
Issuance of common stock	3,735,858	40,408,669
Redemptions of common stock	(2,567,757)	(725,584)
Distributions paid to stockholders	(3,910,334)	(3,484,709)
Distributions paid to stockholders and reinvested in shares of our common stock	(3,735,858)	(3,178,837)
Commissions on stock sales and related dealer-manager fees paid	—	(3,545,416)
Other offering costs paid	(97)	(856,894)
Net cash used in financing activities	(7,978,188)	(6,382,771)
Net change in cash and cash equivalents	(422,797)	(8,185,131)
Cash and cash equivalents, beginning of period	7,394,979	15,955,896
Cash and cash equivalents, end of period	$6,972,182	$7,770,765
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (unaudited)

1.	Organization
On January 2, 2014, Wells Core Office Income REIT, Inc. changed its name to Signature Office REIT, Inc. ("Signature Office REIT"). Signature Office REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties. Signature Office REIT was formed in 2007 and commenced operations in 2010. Substantially all of Signature Office REIT's business is conducted through Signature Office Operating Partnership, L.P. ("Signature Office OP"), a Delaware limited partnership formerly known as Wells Core Office Income Operating Partnership, L.P. Signature Office REIT is the sole general partner of Signature Office OP. Signature Office Income Holdings, LLC ("Signature Office Holdings"), formerly known as Wells Core Office Income Holdings, LLC, a Delaware limited liability company, is the sole limited partner of Signature Office OP. Signature Office REIT owns 100% of the interests of Signature Office Holdings and possesses full legal control and authority over the operations of Signature Office OP and Signature Office Holdings. References to Signature Office REIT herein shall include Signature Office REIT and its subsidiaries, including Signature Office OP, Signature Office Holdings, unless stated otherwise.
Signature Office REIT operates a diversified portfolio of commercial real estate consisting of high-quality, income-generating office properties located in the United States primarily leased to creditworthy companies. As of March 31, 2014, Signature Office REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of March 31, 2014, these office properties were 99.3% leased.
On June 10, 2010, Signature Office REIT commenced its initial public offering of up to 230,000,000 shares of common stock (the "Initial Offering") pursuant to a Registration Statement filed on Form S-11 under the Securities Act, with 30,000,000 of those shares being offered through the Signature Office REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, shares of common stock in the primary offering were offered at a price of $25.00 per share, with discounts available to certain categories of purchases, and DRP shares were offered at a price of $23.75 per share. Effective June 10, 2013, Signature Office REIT ceased offering shares in the primary portion of the Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to the DRP was continued pursuant to a Registration Statement on Form S-3. On March 5, 2014, Signature Office REIT's board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014. As a result, all future distributions are expected to be paid in cash and will not be reinvested in shares of Signature Office REIT's common stock.
As of March 31, 2014, Signature Office REIT had raised aggregate net offering proceeds of approximately $460.3 million, including net offering proceeds from the DRP of approximately $29.5 million, substantially all of which have been invested in real properties and related assets.
From its inception through December 31, 2013, Signature Office REIT operated as an externally advised REIT pursuant to an advisory agreement, under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performed certain key functions on behalf of Signature Office REIT, including, among others, the investment of capital proceeds and management of day-to-day operations. The advisory agreement, as amended and restated (the "Revised Advisory Agreement"), was effective beginning on June 11, 2013 and replaced the previous agreement between Signature Office REIT and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement"). The Advisor contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Signature Office REIT. On December 31, 2013, Signature Office REIT terminated the Revised Advisory Agreement and became a self-managed company on January 1, 2014 (the “Self-Management Transition Date”). As a result, management of day-to-day operations (except for certain investor services) are now performed by employees of Signature Office REIT. Contemporaneous with the termination of the Revised Advisory Agreement, Signature Office REIT entered into a Transition Services Agreement (the “TSA”) with WREF for the period from January 1, 2014 through June 30, 2014 pursuant to which WREF and its affiliates provide certain consulting, support and transitional services (as set forth in the TSA) to Signature Office REIT at its direction in order to facilitate its successful transition to self-management. For additional details about Signature Office REIT's transition to self-management and the TSA, please refer to Note 8.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Signature Office REIT have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results.
Signature Office REIT owns a controlling financial interest in Signature Office OP and Signature Office Holdings and, accordingly, includes the accounts of these entities in its consolidated financial statements. The financial statements of Signature Office OP and Signature Office Holdings are prepared using accounting policies consistent with those used by Signature Office REIT. All intercompany balances and transactions have been eliminated in consolidation.
For further information, refer to the financial statements and footnotes included in Signature Office REIT's Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent  strategic shifts that have (or will have) a major effect on the entity’s operations and financial results.  ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015; however, early adoption is permitted. Signature Office REIT has adopted the amendments in ASU 2014-08 for the quarter ended March 31, 2014; however, Signature Office REIT did not dispose of any real estate assets during the quarter ended March 31, 2014. The adoption of ASU 2014-08 has not had a material impact on Signature Office REIT's financial statements or disclosures.

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
Intangible Assets and Liabilities Arising from In-Place Leases where Signature Office REIT is the Lessor
As of March 31, 2014 and December 31, 2013, Signature Office REIT had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2014
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,875,997	$52,136,481	$26,942,506	$1,798,374
Accumulated Amortization	(5,808,013)	(15,915,755)	(7,459,193)	(580,174)
Net	$8,067,984	$36,220,726	$19,483,313	$1,218,200

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,875,997	$52,152,745	$26,942,506	$1,798,374
Accumulated Amortization	(5,222,847)	(14,071,579)	(6,584,549)	(493,613)
Net	$8,653,150	$38,081,166	$20,357,957	$1,304,761

For the three months ended March 31, 2014 and 2013, Signature Office REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31:
2014	$585,166	$1,860,440	$874,644	$86,561
2013	$583,662	$1,944,225	$872,504	$86,561

The remaining net intangible lease assets and liabilities as of March 31, 2014 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2014	$2,032,486	$5,969,780	$2,852,608	$259,682
For the year ending December 31:
2015	2,113,990	6,993,409	3,299,892	343,758
2016	2,073,744	6,584,788	3,185,971	115,146
2017	1,029,770	5,165,172	2,718,658	115,146
2018	565,245	4,346,168	2,348,950	115,146
2019	252,749	2,717,627	1,642,224	99,059
Thereafter	—	4,443,782	3,435,010	170,263
Total	$8,067,984	$36,220,726	$19,483,313	$1,218,200
Weighted-Average Amortization Period	4 years	6 years	7 years	5 years

Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of the 64 & 66 Perimeter Center Buildings, Signature Office REIT has assumed investments in development authority bonds and corresponding obligations under capital leases of land and buildings totaling $115.0 million. The local development authority issued bonds to a developer to finance the renovation of these buildings, which were then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Signature Office REIT upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases were both recorded at their net present values at the time of acquisition, which Signature Office REIT believes approximate fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss).
Fair Value of Debt Instruments
Signature Office REIT applied the provisions of the accounting standard for fair value measurements and disclosures in estimations of fair value of its debt instruments based on Level 2 assumptions. The fair values of its debt instruments were based on discounted cash flow analysis using the current market borrowing rates for similar types of borrowing arrangements as of the measurement dates (see Note 3 for additional information). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Redeemable Common Stock
Under Signature Office REIT's share redemption program, as amended (the "Amended SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, fell outside the control of Signature Office REIT. As a result, Signature Office REIT records redeemable common stock in the temporary equity section of its consolidated balance sheet. Signature Office REIT's Amended SRP required Signature Office REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Signature Office REIT's capacity to honor redemptions was limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of March 31, 2014, redeemable common stock was measured at an amount equal to the net proceeds raised under the DRP less amounts redeemed during the immediately preceding 12-month period.

On March 5, 2014, Signature Office REIT's board of directors elected to terminate the Amended SRP, effective April 30, 2014 upon the redemption of any shares of common stock properly submitted for redemption, pursuant to the limitations set forth, under the Amended SRP for the month of April 2014. See Note 6 for additional information.

Interest Rate Swaps
Signature Office REIT has entered into an interest rate swap contract (see Note 4 for additional information), and may enter into future interest rate swap contracts, to hedge its exposure to changing interest rates on variable rate debt instruments. Signature Office REIT does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Signature Office REIT records the fair value of its interest rate swap either as prepaid expenses and other assets or as accounts payable and accrued expenses. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of a hedge, if any, is recognized in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment, if any, are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
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
Income Taxes
Signature Office REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, Signature Office REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Signature Office REIT generally will not be subject to federal income tax on taxable income it distributes to stockholders. If Signature Office REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal and state income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants Signature Office REIT relief under certain statutory provisions.
Signature Office REIT may perform certain additional, noncustomary services for tenants of its buildings through taxable REIT subsidiaries; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Signature Office REIT to continue to qualify as a REIT, Signature Office REIT must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Signature Office REIT. On December 13, 2011, Signature Office OP formed Wells Core REIT TRS, LLC ("TRS"), a wholly owned subsidiary organized as a Delaware corporation. Through December 31, 2013, Signature Office REIT elected to treat TRS as a taxable REIT subsidiary. On December 9, 2013, Signature Office REIT elected to treat TRS as a disregarded entity, effective January 1, 2014.
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
3.     Line of Credit and Notes Payable
As of March 31, 2014 and December 31, 2013, Signature Office REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	March 31, 2014	December 31, 2013
Signature Revolving Facility	$41,000,000	$42,500,000
Signature Term Loan	100,000,000	100,000,000
Technology Way Loan	24,900,000	24,900,000
Total indebtedness	$165,900,000	$167,400,000
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
The Signature Unsecured Debt Facility contains certain restrictive covenants. As of March 31, 2014, Signature Office REIT believes it was in compliance with all restrictive covenants of its outstanding debt obligations.

Fair Value of Outstanding Debt
As of March 31, 2014 and December 31, 2013, the fair value of Signature Office REIT's total indebtedness approximated its carrying value. Signature Office REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of March 31, 2014 and December 31, 2013, the weighted-average interest rate on Signature Office REIT's outstanding debt, after consideration of the interest rate swap, was approximately 2.22%. Signature Office REIT made the following interest payments on its borrowings:

	Three Months Ended
	March 31,
	2014	2013
Signature Revolving Facility	$346,022	$577,418
Signature Term Loan	458,372	454,667
Technology Way Loan	95,720	137,419
	$900,114	$1,169,504

No interest was capitalized during the three months ended March 31, 2014 and 2013.

4.     Interest Rate Swap

Signature Office REIT entered into an interest rate swap agreement with JPMorgan on September 26, 2012, to hedge its exposure to changing interest rates on $75.0 million of the Signature Term Loan (the "Interest Rate Swap"). The Interest Rate Swap was effective as of September 26, 2013 and matures on September 26, 2017. Under the terms of the Interest Rate Swap, Signature Office REIT pays interest at a fixed rate of 0.891% per annum and receives LIBOR-based interest payments from JPMorgan on a notional amount of $75.0 million. Beginning September 26, 2013, the Interest Rate Swap effectively fixed the interest rate on $75.0 million of the Signature Term Loan at 0.891% plus a margin of 1.65% to 2.40%, based on Signature Office REIT's then current leverage ratio.
The following table provides additional information related to the Interest Rate Swap as of March 31, 2014 and December 31, 2013:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other assets	$637,968	$642,976
During the three months ended March 31, 2014 and 2013, Signature Office REIT recorded the following amounts related to the Interest Rate Swap:

	Three months ended March 31,
	2014	2013
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$(5,008)	$94,231
Previously recorded loss reclassified from accumulated other comprehensive income into interest expense	$136,248	$—

Signature Office REIT estimates that approximately $469,000 will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months. During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.

5.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of March 31, 2014:

For the nine months ending December 31, 2014	$5,175,000
For the year ending December 31:
2015	6,900,000
2016	6,900,000
2017	6,900,000
2018	6,900,000
2019	6,900,000
Thereafter	165,025,000
204,700,000
Amounts representing interest	(89,700,000)
Total	$115,000,000

Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Signature Office REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of March 31, 2014(1)
Westway One Building	Cameron Solutions	$142,068
(1) Represents tenant allowance obligations required by certain lease agreements that are not accrued as of March 31, 2014.
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
6.    Stockholders' Equity
Distribution Reinvestment Plan
Signature Office REIT previously adopted a distribution reinvestment plan, or DRP, through which stockholders may have elected to reinvest all or a portion of the distributions declared on their shares of common stock into shares of Signature Office REIT's common stock in lieu of receiving cash distributions. Shares were purchased under the DRP for a price of $23.75 per share. On March 5, 2014, the board of directors of Signature Office REIT elected to terminate the DRP effective after the payment of the distribution for the first quarter of 2014. As a result, all distributions paid after the first quarter of 2014 are expected to be paid in cash and will not be reinvested in shares of Signature Office REIT's common stock.

Share Redemption Program
The board of directors of Signature Office REIT previously adopted a share redemption program, or the Amended SRP, which was amended and restated on August 22, 2013. The Amended SRP allowed stockholders who held their shares for more than one year to sell their shares back to Signature Office REIT, subject to certain limitations and penalties.
On March 5, 2014, Signature Office REIT's board of directors elected to terminate the Amended SRP, effective April 30, 2014. As a result, in order for a stockholder to have redeemed his or her shares prior to the termination of the Amended SRP, Signature Office REIT must have received a written redemption request from the stockholder or from an authorized representative of the stockholder in good order on or before April 23, 2014. All redemption requests submitted were subject to the limits on the dollar value and number of shares that may be redeemed under the terms of the Amended SRP. In February and March 2014, requests for redemption of shares that were not sought within two years of a stockholder's death or qualifying disability or in connection with a stockholder (or a stockholder's spouse) qualifying for federal assistance for confinement to a long-term care facility ("Ordinary Redemptions") exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 8.5% and 29.2%, respectively. As of March 31, 2014, approximately 73,746 shares of Signature Office REIT's common stock were tendered for redemption and had yet to be redeemed as a result of the limit on the dollar value of shares that may be redeemed under the terms of the Amended SRP. These unredeemed shares have not been accrued as of March 31, 2014. As of April 30, 2014, approximately 141,424 shares of Signature Office REIT's common stock were tendered for redemption and not redeemed as a result of the limit on the dollar value of shares that may be redeemed under the terms of the Amended SRP. These shares tendered for redemption that could not be redeemed prior to the termination of the Amended SRP on April 30, 2014 will not continue to be held in queue for redemption at a later date under the Amended SRP or otherwise.
As of March 31, 2014 and December 31, 2013, approximately $16.7 million, or 724,863 shares, and $14.2 million, or 611,580 shares, respectively, of Signature Office REIT's common stock had been redeemed.

7.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended
	March 31,
	2014	2013
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$192,661
Other offering costs due to affiliate	$—	$39,661
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(5,008)	$94,231
Accrued capital expenditures and deferred lease costs	$158,362	$3,387,066
Distributions payable	$—	$1,249,468
Discounts applied to issuance of common stock under primary offering	$—	$14,048
Discounts applied to issuance of common stock under DRP	$196,624	$167,306
(Decrease) increase in redeemable common stock	$(1,158,095)	$1,423,899
Accrued redemptions of common stock	$—	$45,500

8.     Related-Party Transactions
Transition Services Agreement
On January 1, 2014, Signature Office REIT entered into the TSA with WREF for the period from January 1, 2014 through June 30, 2014, pursuant to which WREF and its affiliates provide certain consulting, support and transitional services (as set forth in the TSA) to Signature Office REIT at the direction of Signature Office REIT in order to facilitate its successful transition to self-management.

In exchange for the services provided by WREF under the TSA, Signature Office REIT pays WREF a monthly consulting fee of $51,267 (the “Consulting Fee”). In addition to the Consulting Fee, Signature Office REIT pays directly or reimburses WREF for any third-party expenses paid or incurred by WREF and its affiliates on behalf of Signature Office REIT in connection with the services provided pursuant to the TSA; provided, however, that (1) WREF obtains written approval from Signature Office REIT prior to incurring any third-party expenses for the account of, or reimbursable by, Signature Office REIT and (2) Signature Office REIT is not required to reimburse WREF for any administrative service expenses, including WREF's overhead, personnel costs and costs of goods used in the performance of services under the TSA.
In addition, the TSA also provides that WREF provide Signature Office REIT a portion of the office space currently used and occupied by WREF (the "Office Space") for the period commencing on January 1, 2014 and terminating on June 30, 2014; however, Signature Office REIT may terminate the Office Space upon 30 business days' written notice to WREF. Signature Office REIT pays WREF monthly rent of $4,552 pursuant to the TSA.

The TSA will remain in effect until June 30, 2014, unless otherwise terminated in accordance with the terms of the TSA. The TSA may be terminated (1) immediately by Signature Office REIT or WREF for Cause (as defined in the TSA) or (2) by Signature Office REIT or WREF upon 90 days' written notice for any reason. Following the termination of the TSA, WREF will not be entitled to continue to receive the Consulting Fee; provided, however, that (1) WREF will be entitled to receive from Signature Office REIT within 30 days after the termination date all unpaid reimbursements of expenses and all earned but unpaid Consulting Fees payable to WREF prior to the termination date, and (2) if Signature Office REIT terminates the TSA without Cause prior to June 30, 2014, WREF will be entitled to receive the Consulting Fee through June 30, 2014.
Original Advisory Agreement
Through June 10, 2013, Signature Office REIT was party to the Original Advisory Agreement with the Advisor. Under the Original Advisory Agreement, Signature Office REIT paid a monthly asset management fee equal to one-twelfth of 0.75% of the cost of (i) the properties owned other than through joint ventures and (ii) initial investments in joint ventures plus Signature Office REIT's allocable share of additional capital improvements made by the joint venture. In addition, the Original Advisory Agreement entitled the Advisor to (i) payment of a debt financing fee equal to 0.20% annually of the total capacity of all third-party financing arrangements (whether or not drawn), originated, obtained, or otherwise assumed by or for Signature Office REIT, not to exceed, in the aggregate, 0.50% of the amount available under any particular financing arrangement or refinancing of such arrangements, (ii) the reimbursement of costs and expenses the Advisor incurred in fulfilling its duties as the asset manager, including wages and salaries of its employees, (iii) acquisition fees of 2.0% of gross offering proceeds from the primary offering and DRP, subject to certain limitation, and (iv) reimbursement for expenses paid to third parties in connection with acquisitions or potential acquisitions. Under the terms of the Original Advisory Agreement, Signature Office REIT was obligated to reimburse the Advisor for organization and offering expenses in an amount equal to the lesser of actual costs incurred or 2.0% of total gross offering proceeds raised from the sale of shares of its common stock to the public under the Initial Offering.
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
Master Property Management, Leasing, and Construction Agreement
Prior to Signature Office REIT's transition to self-management on January 1, 2014, Signature Office REIT, the Advisor, and Wells Management, an affiliate of Wells Capital, were party to a Master Property Management, Leasing, and Construction Management Agreement (the "Management Agreement") under which Wells Management was entitled to receive the following fees and reimbursements in consideration for supervising the management, leasing, and construction activities of certain Signature Office REIT properties:

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
Limitation on Operating Expenses
Signature Office REIT has the responsibility of limiting total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless the board of directors determines that such excess expenses are justified based on unusual and nonrecurring factors and such excess expenses are disclosed in a public filing. Total operating expenses mean all expenses paid or incurred by Signature Office REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Signature Office REIT's charter; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended March 31, 2014, Signature Office REIT's total operating expenses did not exceed the above-referenced limitations.

Related-Party Costs
Pursuant to the terms of the agreements described above, Signature Office REIT incurred the following related-party costs for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Consulting fees	$153,801	$—
Rent expense	13,656	—
Commissions, net of discounts(1)(2)	—	2,593,242
Asset management fees	—	1,135,785
Dealer-manager fees, net of discounts(1)	—	930,880
Acquisition fees	—	808,173
Other offering costs(1)	—	808,173
Administrative reimbursements	—	730,394
Debt financing fees	—	162,450
Property management fees	—	112,300
Total	$167,457	$7,281,397

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months ended March 31, 2013.

Signature Office REIT incurred no related-party construction fees or leasing commissions during the three months ended March 31, 2014 and 2013.

9.     Subsequent Event
Declaration of Distributions
On May 7, 2014, Signature Office REIT's board of directors declared a distribution to stockholders for the second quarter of 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of June 13, 2014. Such distributions will be paid in June 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
We operate a diversified portfolio of commercial real estate consisting of high-quality, income-producing office properties primarily leased to creditworthy entities located in major metropolitan areas throughout the United States. Portfolio data as of March 31, 2014 and 2013 is as follows:

	March 31,
	2014	2013
Total number of properties/buildings	13 / 15	13 /15
Total square feet	2,623,527	2,623,527
Percent of total square feet leased	99.3%	99.4%
We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
We began receiving investor proceeds from the sale of common stock under our Initial Offering in July 2010. On September 29, 2010, we raised our minimum offering of $2.5 million and commenced active operations. We acquired our first real estate asset in October 2010. Effective June 10, 2013, we ceased offering shares in the primary portion of our Initial Offering. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to our DRP was continued pursuant to a Registration Statement on Form S-3. As of March 31, 2014, we had raised gross offering proceeds of approximately $527.7 million through the issuance of common stock in our Initial Offering, including proceeds from our DRP, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds. On March 5, 2014, our board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014 in March 2014. As a result, all future distributions are expected to be paid in cash and will not be reinvested in shares of our common stock. Also on March 5, 2014, our board of directors elected to terminate the Amended SRP, effective April 30, 2014.
From inception through December 31, 2013, we had no paid employees and were externally advised and managed by the Advisor and Wells Management, wholly owned subsidiaries of WREF. In 2013, we established a plan to transition our externally advised management platform to a self-managed structure, which culminated on January 1, 2014, upon the termination of the Revised Advisory Agreement and the hiring of the employees necessary to perform the requisite corporate functions previously performed by the Advisor and its affiliates. On January 1, 2014, we began receiving certain services from WREF, as specified in the TSA, to assist in our transition to becoming a self-managed company, and we will continue to receive such services through June 30, 2014. These transactions have resulted in, and are expected to continue to result in, increased general and administrative expenses due to the employment-related costs and other costs we incur as a self-managed company. Such increases in general and administrative expenses are offset by the elimination of the payment of related-party asset management fees to the Advisor, likely resulting in a net cost savings to us. For additional details, please refer to Note 8 of the accompanying consolidated financial statements.

As we transition from our fundraising and acquisition phases, we continue to concentrate our efforts on actively managing our assets and exploring a variety of strategic opportunities, including enhancing the composition of our portfolio and its total return potential for our stockholders. In doing so, we may elect to make strategic acquisitions and dispositions and look to enter into favorable debt transactions.

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
Liquidity and Capital Resources
Overview
During the three months ended March 31, 2014, we raised proceeds under the DRP, net of payments for offering costs and redemptions of common stock, of approximately $1.2 million, substantially all of which was used to repay funds borrowed.
We entered into the Signature Unsecured Debt Facility on September 26, 2012, which replaced the credit facility dated June 29, 2011 with Regions and U.S. Bank. Under the Signature Unsecured Debt Facility, we may borrow up to a total of $300 million, subject to availability. The Signature Unsecured Debt Facility is comprised of the $200 million Signature Revolving Facility and the $100 million Signature Term Loan, which mature on September 26, 2015 and September 26, 2017, respectively. We have the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility. We may borrow under the Signature Unsecured Debt Facility at rates equal to (1) LIBOR, plus the applicable LIBOR margin (the "LIBOR Rate") or (2) the greater of (a) the prime rate announced by Regions, (b) the Federal Funds Effective Rate plus 0.50% or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus the applicable base rate margin. The applicable LIBOR margin under the Signature Revolving Facility and Signature Term Loan may vary from 1.75% to 2.50% and from 1.65% to 2.40%, respectively, and the applicable base rate margin under the Signature Revolving Facility and Signature Term Loan may vary from 0.75% to 1.50% and 0.65% to 1.40%, respectively, based on our then current leverage ratio. Beginning September 26, 2013, we effectively fixed the interest rate on $75 million of the Signature Term Loan at 0.891%, plus a margin of 1.65% to 2.40% based on our then current leverage ratio, with an interest rate swap executed contemporaneously with the Signature Term Loan. Under the terms of the Signature Unsecured Debt Facility, we generally are required to make interest-only payments. We may prepay the Signature Unsecured Debt Facility in whole or in part at any time, subject to reimbursement of breakage and redeployment costs incurred in connection with LIBOR borrowings; however, amounts repaid on the Signature Term Loan may not be reborrowed.
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
Short-Term Liquidity and Capital Resources
During the three months ended March 31, 2014, net cash provided by operating activities was approximately $7.6 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, property management fees, and general and administrative costs, such as salaries, legal, accounting and other professional fees. During the three months ended March 31, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $7.6 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information).
During the three months ended March 31, 2014, net cash used for investing activities was approximately $0.1 million, which primarily related to our tenant improvement obligations at the 64 & 66 Perimeter Center Buildings.
Net cash used in financing activities for the three months ended March 31, 2014 was approximately $8.0 million. During the three months ended March 31, 2014, we generated net proceeds from the sale of common stock under the DRP, net of payments for offering costs and redemptions, of approximately $1.2 million, substantially all of which was used to pay down debt. During the three months ended March 31, 2014, we received gross debt proceeds of approximately $0.8 million from the Signature Revolving Facility, which were used to partially fund redemptions of our common stock under the Amended SRP. We repaid approximately $2.3 million on the Signature Revolving Facility during the three months ended March 31, 2014.
We expect to utilize the residual cash balance of approximately $7.0 million as of March 31, 2014 to satisfy current and future liabilities. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of April 30, 2014, we had access to the borrowing capacity under the Signature Unsecured Debt Facility of $159.0 million. We anticipate that we will use the availability under the Signature Unsecured Debt Facility to repay the $24.9 million outstanding balance on the Technology Way Loan upon its maturity in June 2014.
On May 7, 2014, our board of directors declared a quarterly distribution for stockholders of record as of June 13, 2014 in an amount equal to $0.375 per share. We expect to pay this distribution in June 2014. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution.

As of March 31, 2014, the Signature Unsecured Debt Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	March 31, 2014
Fixed-charge coverage ratio	Greater than 1.75x	9.14
Total debt relative to total asset value	Less than 55%	27%
Secured debt relative to consolidated tangible assets	Less than 40%	6%
Secured debt, excluding non-recourse debt, relative to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $318.0 million(1)	$438.7 million
Net distributions paid relative to funds from operations	Less than 90%(2)	N/A(2)

(1)	Our tangible net worth must be greater than $233.8 million, plus 72.25% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after September 26, 2012.

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

As of March 31, 2014, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Signature Unsecured Debt Facility.
Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include proceeds from secured or unsecured financings from banks and other lenders and net cash flows from operations, including proceeds from strategic property sales. We anticipate funding distributions to our stockholders from net cash flows from operations; however, we may borrow funds to fund distributions as well.
We expect that our principal demands for capital will include operating expenses, including interest expense on any outstanding indebtedness; funding capital improvements to our existing properties, as well as potential future acquisitions of real estate properties; repayment of debt; and distributions.
In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. In addition, distributions may be lower to the extent that operating cash flow is reserved to fund future capital expenditures for our existing portfolio in order to achieve our investment objectives and maintain our operating strategy. Substantially all net proceeds generated from debt financing will be available to fund capital improvement to our existing properties, as well as potential future acquisitions of real estate properties, and to pay down outstanding borrowings.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Our working capital line of credit provides flexibility with regard to managing our capital resources. Over the short term, we expect to temporarily draw on the Signature Revolving Facility to fund capital improvements to our existing properties, as well as potential future acquisitions of real estate properties. Additionally, we may place long-term debt on our existing properties and any properties acquired in the future. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in additional real estate properties, which will allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of real estate properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of March 31, 2014, our debt-to-real-estate-asset ratio was approximately 28%. Our charter limits us from incurring debt in relation to our net assets in excess of 100%; however, we may temporarily exceed this limit upon the approval of a majority of our board of directors. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions. In accordance with our charter, if our board of directors approves any borrowing in excess of our leverage limitation, we will disclose such approval to our stockholders in our next quarterly report, along with an explanation for such excess.
Contractual Obligations and Commitments
As of March 31, 2014, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations(1)	$165,900,000	$24,900,000	$41,000,000	$100,000,000	$—
Estimated interest on debt obligations(1,2)	9,516,835	2,485,203	5,293,634	1,737,998	—
Capital lease obligations(3)	115,000,000	—	—	—	115,000,000
Tenant allowances	275,748	275,748	—	—	—
Total	$290,692,583	$27,660,951	$46,293,634	$101,737,998	$115,000,000

(1)
We anticipate that we will use the availability under the Signature Unsecured Debt Facility to repay the $24.9 million outstanding balance on the Technology Way Loan upon its maturity in June 2014. As a result, we estimate that we will incur approximately $0.6 million in additional interest expense between June 2014 and the maturity of the Signature Unsecured Debt Facility in September 2015.

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(3)
Amounts include principal obligations only. We will incur an additional $89.7 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 5 to the accompanying consolidated financial statements).

Distributions
Our board of directors declares quarterly distributions based on a single record date at the end of each quarterly period. In determining the rate of stockholder distributions, our board considers a number of factors, including the current and future levels of cash available to fund stockholder distributions, which is dependent upon the operations of our properties, our current and future projected financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. When evaluating the amount of current and future cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in accordance with GAAP in the accompanying consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. In accordance with Accounting Standards Codification Topic 805 Business Combinations ("ASC 805"), we expense all acquisition-related costs as incurred. Acquisition-related costs include customary third-party costs, such as legal fees and expenses; costs of appraisals; accounting fees and expenses; title insurance premiums; and other closing costs. Generally, our policy is to pay distributions based on current and projected cash flow from operations after giving consideration to certain amounts excluded from cash flow from operations under GAAP. Over the long term, we expect to fund stockholder distributions principally with cash flow from operations; however, we may also use borrowings to fund stockholder distributions.
Our board of directors declared a quarterly distribution for stockholders of record as of March 15, 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price). This distribution was paid in March 2014.
For the three months ended March 31, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $7.6 million. During the same period, net cash provided by operating activities was approximately $7.6 million. As a result, the distributions paid to common stockholders for the three months ended March 31, 2014, as described above, were substantially funded with cash provided by operating activities and any shortfall between distributions paid and cash provided by operating activities was funded from borrowings.
On May 7, 2014, our board of directors declared a distribution to stockholders for the second quarter of 2014 in the amount of $0.375 per share on the outstanding shares of common stock payable to stockholders of record as of June 13, 2014. This rate equates to a 6.0% annualized yield on a $25.00 original share price and is consistent with the quarterly distribution rates declared since the second quarter of 2011. Such distributions will be paid in June 2014.
Results of Operations
Overview
Our real estate operating results improved for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings and the elimination of related-party advisory fees and expenses related to our transition to self-management, partially offset by an increase in general and administrative expenses due to employment-related costs and other costs we incur as a self-managed company.

Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013
The following table sets forth data from our consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented:

	Three months ended March 31, 2014	% of Revenues	Three months ended March 31, 2013	% of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Revenues:
Rental income	$13,350,268	72%	$13,263,594	78%	$86,674	1%
Tenant reimbursements	5,161,539	28%	3,785,062	22%	1,376,477	36%
Other property income	29,168	0%	—	0%	29,168	N/M
Total revenues	18,540,975	100%	17,048,656	100%	1,492,319	9%
Expenses:
Property operating costs	6,403,750	35%	5,608,852	33%	794,898	14%
Asset and property management fees:
Related-party	—	—%	1,248,085	7%	(1,248,085)	(100)%
Other	274,947	1%	163,604	1%	111,343	68%
Depreciation	4,448,170	23%	4,299,420	25%	148,750	3%
Amortization	2,759,098	15%	2,830,850	17%	(71,752)	(3)%
General and administrative	1,579,128	9%	1,353,553	8%	225,575	17%
Acquisition fees and expenses	—	—%	849,894	5%	(849,894)	(100)%
Total expenses	15,465,093	83%	16,354,258	96%	(889,165)	(5)%
Real estate operating income	3,075,882	17%	694,398	4%	2,381,484	343%
Other income (expense):
Interest expense	(3,091,152)	(17)%	(3,208,117)	(19)%	(116,965)	(4)%
Interest and other income	1,730,157	9%	1,725,098	10%	5,059	0%
Income (loss) before income tax expense	1,714,887	9%	(788,621)	(5)%	2,503,508	317%
Income tax expense	(35,068)	0%	(51,605)	0%	(16,537)	(32)%
Net income (loss)	$1,679,819	9%	$(840,226)	N/A	$2,520,045	300%
Per-share net income (loss) - basic and diluted	$0.08		$(0.05)		$0.13	260%
Revenues
Tenant reimbursements increased $1.4 million, or 36%, for the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of (i) the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013, and (ii) an increase in property operating costs, as described below, of which a portion is reimbursed by our tenants.
Other property income increased $29,168 for the three months ended March 31, 2014 compared to the same period in 2013, due to an early lease termination option exercised by Leidos, effective December 31, 2014, for approximately 29,000 square feet of its space in the Franklin Center Building. The lease termination will result in a total contraction penalty fee of $965,720 payable to us and recognized on a straight-line basis from March 2014 through December 2014. We expect other property income to continue to increase throughout 2014 as we recognize the remaining portion of the related lease termination income. In addition, we expect an increase in depreciation and amortization throughout 2014 related to the acceleration of depreciation and amortization for the remaining tangible and intangible lease assets associated with the early lease termination.

Expenses
Property operating costs increased $0.8 million, or 14%, for the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of an increase in (i) real estate tax expenses at 7601 Technology Way, 4650 Lakehurst Court, and the Franklin Center Building, (ii) utility and maintenance expenses at the 64 & 66 Perimeter Center Buildings due to an increase in occupancy in 2014, and (iii) seasonal maintenance costs at several properties due to extreme weather conditions experienced in 2014. Asset and property management fees decreased $1.1 million, or 81% for the three months ended March 31, 2014 compared to the same period in 2013, as a result of no longer incurring related-party asset management fees due to our transition to self-management and termination of the Revised Advisory Agreement effective December 31, 2013. Property operating costs and management fees represented approximately 36% and 41% of total revenues for the three months ended March 31, 2014 and March 31, 2013, respectively.
General and administrative expenses increased $0.2 million, or 17%, for the three months ended March 31, 2014 compared to the same period in 2013, representing 9% and 8% of revenues, respectively, primarily as a result of the employment-related costs and other costs we incur as a self-managed company. The increase in general and administrative expenses was offset by the elimination of the advisory fees and expenses previously paid to the Advisor as an externally managed company, resulting in net cost savings to us of approximately $0.9 million for the three months ended March 31, 2014.
Acquisition fees and expenses decreased $0.8 million, or 100%, for the three months ended March 31, 2014 compared to the same period in 2013, as a result of (i) no longer incurring acquisition fees equal to 2% of gross offering proceeds raised due to the termination of the Revised Advisory Agreement on December 31, 2013 in connection with our transition to self-management and (ii) the expiration of our Initial Offering on June 10, 2013. Please refer to Note 8 of our accompanying consolidated financial statements for additional details. Absent any additional acquisitions, we do not expect to incur any future acquisition fees and expenses in future periods.
Other Income (Expense)
Interest expense and interest and other income remained relatively stable, decreasing $116,965, or 4%, and increasing $5,059, or less than 1%, respectively, for the three months ended March 31, 2014 compared to the same period in 2013. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties. Interest and other income is mostly attributable to recognizing interest income related to investments in development authority bonds assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings. The interest income related to investments in development authority bonds is completely offset by the interest expense related to capital lease obligations assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings.
Net Income (Loss)
Our net income increased to $1.7 million for the three months ended March 31, 2014 from a net loss of $0.8 million for the three months ended March 31, 2013, primarily due to an increase in our real estate operating income of $2.4 million as a result of the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013, and the elimination of advisory fees and expenses previously paid to the Advisor as an externally managed company, partially offset by the increase in employment-related costs and other costs incurred as a self-managed company. Our net income per share improved to $0.08 for the three months ended March 31, 2014 from a net loss per share of $0.05 for the three months ended March 31, 2013 due to the improvement in our net income discussed above.
Except as noted in the sections above and absent any additional acquisitions, we expect that real estate operating results in the near term will remain relatively stable as compared to the first quarter of 2014.

Funds From Operations and Adjusted Funds From Operations
Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. We compute FFO in accordance with NAREIT's definition as GAAP net income (loss) adjusted to exclude: gains (losses) on sales of real estate, impairments of real estate assets, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. We consider FFO a useful measure of our performance because it principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
We do not, however, believe that FFO is the only measure of the sustainability of our operating performance. Changes in GAAP accounting and reporting rules that were put into effect after the establishment of NAREIT's definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance (e.g., acquisition expenses and amortization of certain in-place lease intangible assets and liabilities, among others). Therefore, in addition to FFO, we present Adjusted Funds from Operations ("AFFO"), a non-GAAP measure. AFFO is calculated by adjusting FFO to exclude the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•
Additional amortization of lease assets (liabilities). GAAP implicitly assumes that the value of intangible lease assets (liabilities) diminishes predictably over time and, thus, requires these charges to be recognized ratably over the respective lease terms. Such intangible lease assets (liabilities) arise from the allocation of acquisition price related to the value of opportunity costs associated with lost rentals, the value of tenant relationships, and the value of effective rental rates of in-place leases that are above or below market rates of comparable leases at the time of acquisition. Like real estate values, market lease rates in aggregate have historically risen or fallen with local market conditions. As a result, management believes that, by excluding these charges, AFFO provides useful supplemental information that is reflective of the performance of our real estate investments and that is useful in assessing the sustainability of our operations.

•
Straight-line rental income. In accordance with GAAP, rental payments are recognized as income on a straight-line basis over the terms of the respective leases. Thus, for any given period, straight-line rental income represents the difference between the contractual rental billings for that period and the average rental billings over the lease term for the same length of time. This application results in income recognition that can differ significantly from the current contract terms. By adjusting for this item, we believe AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance.

•
Real estate acquisition-related costs. Acquisition expenses are incurred for investment purposes (i.e., to promote portfolio appreciation and generation of future earnings over the long term) and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these items from AFFO provides supplemental information indicative of the sustainability of our operations. This exclusion also improves comparability of our reporting periods and of our company with other real estate operators.

•
Noncash interest expense. This item represents amortization of financing costs paid in connection with executing our debt instruments. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. By excluding these items, we believe that AFFO provides supplemental information that allows for better comparability of reporting periods, which is useful in assessing the sustainability of our operations.

•
Master lease proceeds. In conjunction with certain acquisitions, we may enter into a master lease agreement with a seller, whereby the seller is obligated to pay us rent pertaining to certain spaces impacted by existing rental abatements. In accordance with GAAP, master lease proceeds are recorded as an adjustment to the basis of real estate assets at the time of acquisition, and, accordingly, are not included in revenues, net income, or FFO. This application results in income recognition that can differ significantly from current contract terms. By adjusting for this item, we believe AFFO is reflective of the realized economic impact of our leases (including master leases) that is useful in assessing the sustainability of our operating performance.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered alternatives to GAAP net income. Rather, these measures should be reviewed in conjunction with GAAP measurements, including GAAP net income, as an indication of our performance. FFO and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is either measure indicative of funds available to fund our cash needs, including our ability to make distributions.
Reconciliations of our net income (loss) to FFO and AFFO for the three months ended March 31, 2014 and 2013 are provided below:

	Three Months Ended
	March 31,
	2014	2013
Reconciliation of Net Income (Loss) to FFO and AFFO:
Net income (loss)	$1,679,819	$(840,226)
Adjustments:
Depreciation of real estate assets	4,447,075	4,299,420
Amortization of lease-related costs	2,759,098	2,830,850
Total Funds From Operations adjustments	7,206,173	7,130,270
Funds From Operations	8,885,992	6,290,044

Other income (expenses) included in net income (loss) that do not correlate with our operations:
Additional amortization of lease assets	719,788	724,578
Straight-line rental income	(562,413)	(1,993,589)
Real estate acquisition-related costs	—	849,894
Noncash interest expense	301,482	301,482
Master lease proceeds	345,252	2,341,359
Adjusted Funds From Operations	$9,690,101	$8,513,768

Weighted-average common shares outstanding – basic and diluted	20,435,361	18,266,804

FFO per common share - basic and diluted	$0.43	$0.34
AFFO per common share - basic and diluted	$0.47	$0.47
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
We may perform additional, noncustomary services for tenants of buildings that we own through taxable REIT subsidiaries, including any real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. TRS is a wholly owned subsidiary of Signature Office REIT that is organized as a Delaware limited liability company. Through December 31, 2013, we elected to treat TRS as a taxable REIT subsidiary. On December 9, 2013, we elected to treat TRS as a disregarded entity, effective January 1, 2014.
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
Related-Party Transactions and Agreements
During 2013, we were party to agreements with the Advisor, WIS, and Wells Management whereby we paid certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, selling commissions, dealer-

manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. In connection with the closing of the primary portion of our Initial Offering and our transition to self-management, we terminated the related agreements on or before December 31, 2013. For the period from January 1, 2014 through June 30, 2014, we are party to the TSA with WREF, pursuant to which WREF and its affiliates provide certain consulting, support and transitional services to us in order to facilitate our successful transition to self-management. See Note 8 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees, and reimbursements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	the TSA.
Subsequent Event
Declaration of Distributions
On May 7, 2014, our board of directors declared a distribution to stockholders for the second quarter of 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of June 13, 2014. Such distributions will be paid in June 2014.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2014 were sold in an offering registered under the Securities Act.

(b)
On June 10, 2010, our Registration Statement on Form S-11 (File No. 333-163411), covering a public offering of up to 230,000,000 shares of common stock, was declared effective under the Securities Act. We commenced the Initial Offering on June 10, 2010 upon retaining WIS, an affiliate of the Advisor, as the dealer-manager of the Initial Offering. We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $5.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP were offered at an aggregate offering price of $712.5 million, or $23.75 per share. Our Initial Offering expired on June 10, 2013, pursuant to its terms. On June 12, 2013, the unsold primary offering shares were deregistered, and on June 13, 2013, the registration of the shares issuable pursuant to our DRP was continued on a Registration Statement on Form S-3. On March 5, 2014, our board of directors elected to terminate the DRP, effective after the payment of the distribution for the first quarter of 2014. As a result, all future distributions are expected to be paid in cash and will not be reinvested in shares of our common stock. As of March 31, 2014, we had raised gross offering proceeds under our public offerings of approximately $527.7 million from the sale of approximately 21.2 million shares of common stock; after deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $46.6 million, acquisition fees of approximately $10.5 million, and other offering expenses of approximately $10.3 million, we had raised aggregate net offering proceeds of approximately $460.3 million. We have used the net offering proceeds raised through March 31, 2014, combined with debt proceeds, to acquire approximately $605.6 million in commercial real estate properties based on the gross purchase price of the real estate assets.

(c)	During the quarter ended March 31, 2014, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	40,666	$22.65	40,666	(3)
February 2014	12,650	$22.55	12,650	(3)
March 2014	59,967	$22.71	59,967	(3)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2014 were made pursuant to the Amended SRP.

(2)
We announced the commencement of the program on June 10, 2010, and it was subsequently amended on November 8, 2011, August 13, 2012 and August 22, 2013. On March 5, 2014, our board of directors elected to terminate the Amended SRP, effective April 30, 2014.

(3)	During the period presented, we limited the dollar value and number of shares that may be redeemed under the program as described below.
Our board of directors adopted a share redemption program, as amended, referred to as the Amended SRP, pursuant to which investors could sell their shares to us subject to numerous restrictions. On March 5, 2014, our board of directors elected to terminate the share redemption program, effective April 30, 2014. In February, March and April 2014, Ordinary Redemption (defined below) requests exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 8.5%, 29.2%, and 7.0% respectively. All shares tendered for redemption that could not be redeemed prior to April 30, 2014 will not continue to be held in queue for redemption at a later date under the Amended SRP or otherwise.
In addition to the one-year holding period for “Ordinary Redemptions” (redemptions not sought within two years of a stockholder’s death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility), through its termination, effective April 30, 2014, the Amended SRP was subject to the following limitations on the dollar value and number of shares that we could redeem:

•
We did not redeem shares on any day to the extent that such redemptions would cause the amount of Ordinary Redemptions during the 12-month period ending on such day to exceed 70% of the net proceeds from the DRP during the same 12-month period.

•	We limited all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date did not exceed:

•	100% of the net proceeds from our DRP during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.
We did not redeem any share that had been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share were not eligible to participate in the Amended SRP with respect to the shares so transferred. For additional details about the termination of the Amended SRP, see Note 6 to the accompanying consolidated financial statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
Declaration of Distributions
On May 7, 2014, our board of directors declared a distribution to stockholders for the second quarter of 2014 in the amount of $0.375 per share (a 6% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of June 13, 2014. Such distributions will be paid in June 2014.

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

SIGNATURE OFFICE REIT, INC. (Registrant)

May 7, 2014	/s/ GLEN F. SMITH
Glen F. Smith Senior Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2014 FORM 10-Q OF
SIGNATURE OFFICE REIT

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed February 22, 2011.

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-163411) filed with the Commission on June 4, 2010.)

4.2
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company's Post-Effective Amendment No. 13 to the Registration Statement on Form S-3 (No. 333-163411) filed with the Commission on June 13, 2013.)

10.1
Transition Services Agreement by and among the Company, Signature Office Operating Partnership, L.P. and Wells Real Estate Funds, Inc., effective January 1, 2014 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on March 7, 2014.)

10.2
Employment Agreement dated January 1, 2014 among the Company and Douglas P. Williams (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the Commission on March 7, 2014.)

10.3
Employment Agreement dated January 24, 2014 among the Company and Glen F. Smith (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the Commission on March 7, 2014.)

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

99.1	Fourth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q filed with the Commission on November 14, 2013.)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
__________

*	Filed herewith.