Form 10-Q
period 2014-06-30
SIGNATURE OFFICE REIT INC
filed 2014-08-07
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of July 31, 2014: 20,473,024 shares

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Signature Office REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Signature Office REIT's Annual Report on Form 10-K for the year ended December 31, 2013. Signature Office REIT's results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $43,503,615 and $34,488,062 as of June 30, 2014 and December 31, 2013, respectively	397,206,394	406,067,891
Intangible lease assets, less accumulated amortization of $24,404,724 and $19,294,426 as of June 30, 2014 and December 31, 2013, respectively	41,592,955	46,734,316
Construction in progress	43,194	—
Total real estate assets	494,575,584	508,535,248
Cash and cash equivalents	7,669,227	7,394,979
Tenant receivables, net of allowance for doubtful accounts of $85,099 and $63,736 as of June 30, 2014 and December 31, 2013, respectively	13,593,548	13,385,314
Prepaid expenses and other assets	951,623	1,641,381
Deferred financing costs, less accumulated amortization of $3,787,359 and $3,485,202 as of June 30, 2014 and December 31, 2013, respectively	1,877,477	2,479,378
Intangible lease origination costs, less accumulated amortization of $8,413,289 and $6,584,549 as of June 30, 2014 and December 31, 2013, respectively	18,529,217	20,357,957
Deferred lease costs, less accumulated amortization of $1,687,603 and $1,197,248 as of June 30, 2014 and December 31, 2013, respectively	6,214,755	6,745,189
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$658,411,431	$675,539,446

Liabilities:
Line of credit	$62,900,000	$42,500,000
Notes payable	100,000,000	124,900,000
Accounts payable and accrued expenses	7,361,031	8,091,277
Accrued capital expenditures and deferred lease costs	103,199	487,825
Deferred income	6,090,915	5,919,573
Intangible lease liabilities, less accumulated amortization of $666,735 and $493,613 as of June 30, 2014 and December 31, 2013, respectively	1,131,639	1,304,761
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	292,586,784	298,203,436

Commitments and Contingencies (Note 5)

Redeemable Common Stock	—	3,988,217

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,473,024 and 20,443,176 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	204,730	204,432
Additional paid-in capital	453,828,351	452,981,513
Cumulative distributions in excess of earnings	(88,439,459)	(76,492,911)
Redeemable common stock	—	(3,988,217)
Accumulated other comprehensive income	231,025	642,976
Total stockholders' equity	365,824,647	373,347,793
Total liabilities, redeemable common stock and stockholders' equity	$658,411,431	$675,539,446
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$13,173,677	$13,284,921	$26,523,945	$26,548,515
Tenant reimbursements	5,158,063	3,859,891	10,319,602	7,644,953
Other property income	319,973	—	349,141	—
	18,651,713	17,144,812	37,192,688	34,193,468
Expenses:
Property operating costs	6,193,327	5,635,169	12,597,077	11,244,021
Asset and property management fees:
Related-party	—	1,220,098	—	2,468,183
Other	242,450	334,225	517,397	497,829
Depreciation	4,569,573	4,431,200	9,017,743	8,730,620
Amortization	2,987,482	2,738,498	5,746,580	5,569,348
General and administrative	1,565,255	1,278,578	3,144,383	2,632,131
Acquisition fees and expenses	—	673,233	—	1,523,127
	15,558,087	16,311,001	31,023,180	32,665,259
Real estate operating income	3,093,626	833,811	6,169,508	1,528,209
Other income (expense):
Interest expense	(3,095,550)	(3,077,691)	(6,186,702)	(6,285,808)
Interest and other income	1,725,209	1,725,122	3,455,366	3,450,220
	(1,370,341)	(1,352,569)	(2,731,336)	(2,835,588)
Income (loss) before income tax expense	1,723,285	(518,758)	3,438,172	(1,307,379)
Income tax expense	(26,075)	(47,812)	(61,143)	(99,417)
Net income (loss)	$1,697,210	$(566,570)	$3,377,029	$(1,406,796)

Per-share net income (loss) – basic and diluted	$0.08	$(0.03)	$0.17	$(0.07)
Weighted-average common shares outstanding – basic and diluted	20,477,539	19,859,741	20,456,567	19,067,673
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$1,697,210	$(566,570)	$3,377,029	$(1,406,796)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(406,943)	1,246,126	(411,951)	1,340,357
Comprehensive income (loss)	$1,290,267	$679,556	$2,965,078	$(66,439)
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	20,443,176	$204,432	$452,981,513	$(76,492,911)	$(3,988,217)	$642,976	$373,347,793
Issuance of common stock	157,299	1,573	3,734,285	—	—	—	3,735,858
Redemption of common stock	(127,451)	(1,275)	(2,887,350)	—	—	—	(2,888,625)
Decrease in redeemable common stock	—	—	—	—	3,988,217	—	3,988,217
Distributions to common stockholders ($0.75 per share)	—	—	—	(15,323,577)	—	—	(15,323,577)
Other offering costs	—	—	(97)	—	—	—	(97)
Net income	—	—	—	3,377,029	—	—	3,377,029
Market value adjustment to interest rate swap	—	—	—	—	—	(411,951)	(411,951)
Balance, June 30, 2014	20,473,024	$204,730	$453,828,351	$(88,439,459)	$—	$231,025	$365,824,647

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389
Issuance of common stock	3,010,871	30,109	74,885,195	—	—	—	74,915,304
Redemption of common stock	(68,036)	(680)	(1,544,977)	—	—	—	(1,545,657)
Increase in redeemable common stock	—	—	—	—	(2,643,154)	—	(2,643,154)
Distributions to common stockholders ($0.68 per share)	—	—	—	(13,010,748)	—	—	(13,010,748)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(6,473,522)	—	—	—	(6,473,522)
Other offering costs	—	—	(1,458,031)	—	—	—	(1,458,031)
Net loss	—	—	—	(1,406,796)	—	—	(1,406,796)
Market value adjustment to interest rate swap	—	—	—	—	—	1,340,357	1,340,357
Balance, June 30, 2013	20,491,647	$204,917	$453,756,092	$(61,664,247)	$(7,723,462)	$986,842	$385,560,142
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$3,377,029	$(1,406,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(878,301)	(3,987,333)
Depreciation	9,017,743	8,730,620
Amortization	7,287,334	6,987,908
Noncash interest expense	601,901	602,964
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in other tenant receivables	448,942	(641,419)
Decrease in prepaid expenses and other assets	275,617	47,052
Decrease in accounts payable and accrued expenses	(730,246)	(1,476,134)
Decrease in due to affiliates	—	(412,959)
Increase in deferred income	171,342	234,375
Net cash provided by operating activities	19,571,361	8,678,278

Cash Flows from Investing Activities:
Additions to real estate assets and other capital expenditures	(257,912)	(8,486,854)
Deferred lease costs paid	(62,760)	(1,284,711)
Net cash used in investing activities	(320,672)	(9,771,565)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	25,650,000	7,500,000
Repayments of lines of credit and notes payable	(30,150,000)	(65,500,000)
Issuance of common stock	3,735,858	74,876,287
Redemptions of common stock	(2,888,625)	(1,627,474)
Distributions paid to stockholders	(11,587,719)	(7,312,692)
Distributions paid to stockholders and reinvested in shares of our common stock	(3,735,858)	(6,773,170)
Commissions on stock sales and related dealer-manager fees paid	—	(6,642,331)
Other offering costs paid	(97)	(1,546,413)
Net cash used in financing activities	(18,976,441)	(7,025,793)
Net change in cash and cash equivalents	274,248	(8,119,080)
Cash and cash equivalents, beginning of period	7,394,979	15,955,896
Cash and cash equivalents, end of period	$7,669,227	$7,836,816
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (unaudited)

1.	Organization
Signature Office REIT, Inc. ("Signature Office REIT") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties. Signature Office REIT was formed in 2007 and commenced operations in 2010. Substantially all of Signature Office REIT's business is conducted through Signature Office Operating Partnership, L.P. ("Signature Office OP"), a Delaware limited partnership. Signature Office REIT is the sole general partner of Signature Office OP. Signature Office Income Holdings, LLC ("Signature Office Holdings"), a Delaware limited liability company, is the sole limited partner of Signature Office OP. Signature Office REIT owns 100% of the interests of Signature Office Holdings and possesses full legal control and authority over the operations of Signature Office OP and Signature Office Holdings. References to Signature Office REIT herein shall include Signature Office REIT and its subsidiaries, including Signature Office OP, Signature Office Holdings, unless stated otherwise.
Signature Office REIT operates a diversified portfolio of commercial real estate consisting of high-quality, income-generating office properties located in the United States primarily leased to creditworthy companies. As of June 30, 2014, Signature Office REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of June 30, 2014, these office properties were 99.3% leased.
From June 2010 through June 2013, Signature Office REIT raised equity proceeds through its initial public offering (the "Initial Offering") of 230 million shares of common stock, of which 30 million shares were offered through a distribution reinvestment plan ("DRP"). Signature Office REIT terminated the primary portion of the Initial Offering on June 12, 2013. Signature Office REIT continued to raise equity proceeds through the DRP through March 2014, after which the DRP was terminated. Signature Office REIT raised aggregate net offering proceeds of approximately $460.3 million, including net offering proceeds from the DRP of approximately $29.5 million, substantially all of which have been invested in real properties and related assets.
From its inception through December 31, 2013, Signature Office REIT operated as an externally advised REIT pursuant to an advisory agreement, under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performed certain key functions on behalf of Signature Office REIT, including, among others, the investment of capital proceeds and management of day-to-day operations. The advisory agreement, as amended and restated (the "Revised Advisory Agreement"), was effective beginning on June 11, 2013 and replaced the previous agreement between Signature Office REIT and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement"). The Advisor contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Signature Office REIT. On December 31, 2013, Signature Office REIT terminated the Revised Advisory Agreement and became a self-managed company on January 1, 2014 (the "Self-Management Transition Date"). As a result, management of day-to-day operations (except for certain investor services) is now performed by employees of Signature Office REIT. Contemporaneous with the termination of the Revised Advisory Agreement, Signature Office REIT entered into a Transition Services Agreement (the "TSA") with WREF for the period from January 1, 2014 through June 30, 2014 pursuant to which WREF and its affiliates provided certain consulting, support and transitional services (as set forth in the TSA) to Signature Office REIT at its direction in order to facilitate its successful transition to self-management. On June 30, 2014, Signature Office REIT entered into the first amendment to the TSA with WREF (the "TSA Amendment") in order to extend the expiration date of the TSA as it relates to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. For additional details about Signature Office REIT's transition to self-management and the TSA, please refer to Note 8.
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

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent  strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015; however, early adoption is permitted. Signature Office REIT adopted the amendments in ASU 2014-08 effective January 1, 2014; however, Signature Office REIT did not dispose of any real estate assets during the six months ended June 30, 2014. The adoption of ASU 2014-08 has not had a material impact on Signature Office REIT's financial statements or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 changes the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. The five-step process includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as the entity satisfies a performance obligation. Lease contracts are specifically excluded from ASU 2014-09; however, disposals of real estate assets are subject to the derecognition requirements included in ASU 2014-09. ASU 2014-09 will be effective for Signature Office REIT for the period beginning on January 1, 2017, and early adoption is not permitted. Signature Office REIT is currently evaluating the impact that the adoption of ASU 2014-09 may have on its financial statements or disclosures.

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
Intangible Assets and Liabilities Arising from In-Place Leases where Signature Office REIT is the Lessor
As of June 30, 2014 and December 31, 2013, Signature Office REIT had the following gross intangible in-place lease assets and liabilities:

	As of June 30, 2014
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,875,997	$52,121,682	$26,942,506	$1,798,374
Accumulated Amortization	(6,494,396)	(17,910,328)	(8,413,289)	(666,735)
Net	$7,381,601	$34,211,354	$18,529,217	$1,131,639

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,875,997	$52,152,745	$26,942,506	$1,798,374
Accumulated Amortization	(5,222,847)	(14,071,579)	(6,584,549)	(493,613)
Net	$8,653,150	$38,081,166	$20,357,957	$1,304,761

For the three months and six months ended June 30, 2014 and 2013, Signature Office REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30:
2014	$686,382	$2,009,372	$954,096	$86,561
2013	$583,663	$1,851,190	$872,448	$86,561

For the six months ended June 30:
2014	$1,271,549	$3,869,812	$1,828,740	$173,122
2013	$1,167,325	$3,795,415	$1,744,952	$173,122
The remaining net intangible lease assets and liabilities as of June 30, 2014 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ending December 31, 2014	$1,346,103	$3,965,287	$1,898,532	$173,121
For the year ending December 31:
2015	2,113,990	6,988,529	3,299,892	343,758
2016	2,073,744	6,584,788	3,185,971	115,146
2017	1,029,770	5,165,172	2,718,658	115,146
2018	565,245	4,346,168	2,348,950	115,146
2019	252,749	2,717,627	1,642,204	99,059
Thereafter	—	4,443,783	3,435,010	170,263
Total	$7,381,601	$34,211,354	$18,529,217	$1,131,639
Weighted-Average Amortization Period	4 years	6 years	7 years	5 years

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
Redeemable Common Stock
Under Signature Office REIT's share redemption program, as amended (the "Amended SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, fell outside the control of Signature Office REIT. Prior to the termination of the Amended SRP effective April 30, 2014, Signature Office REIT recorded redeemable common stock in the temporary equity section of its consolidated balance sheet. Signature Office REIT's Amended SRP required Signature Office REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Signature Office REIT's capacity to honor redemptions was limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of December 31, 2013, redeemable common stock was measured at an amount equal to the net proceeds raised under the DRP less amounts redeemed during the immediately preceding 12-month period. As a result of the termination of the Amended SRP, effective April 30, 2014, no amounts were recorded as temporary equity as of June 30, 2014. See Note 6 for additional information.

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
3.     Line of Credit and Notes Payable
As of June 30, 2014 and December 31, 2013, Signature Office REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	June 30, 2014	December 31, 2013
Signature Revolving Facility	$62,900,000	$42,500,000
Signature Term Loan	100,000,000	100,000,000
Technology Way Loan	—	24,900,000
Total indebtedness	$162,900,000	$167,400,000
Signature Unsecured Debt Facility
Signature Office REIT is a party to an unsecured credit facility (the "Signature Unsecured Debt Facility") with a syndicate of banks led by Regions Bank ("Regions"), U.S. Bank National Association ("U.S. Bank"), and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the Signature Unsecured Debt Facility, Signature Office REIT may borrow up to a total of $300 million (the "Facility Amount"), subject to availability. The Facility Amount is comprised of a revolving credit facility in an amount up to $200 million (the "Signature Revolving Facility") and a term loan facility in an amount up to $100 million (the "Signature Term Loan"). The Signature Revolving Facility and the Signature Term Loan will be due and payable in full on September 26, 2015 and September 26, 2017, respectively, subject to certain extension options. The proceeds of the Signature Unsecured Debt Facility may be used by Signature Office REIT to acquire properties and for working capital, capital expenditures and other general corporate purposes. Draws under the Signature Unsecured Debt Facility are supported by properties directly owned by the Signature Office REIT's subsidiaries that Signature Office REIT has elected to add to the borrowing base. These borrowing base properties are not available to be used as collateral for any other debt arrangements. Proceeds from the Signature Revolving Facility were used to repay the Technology Way Loan in full upon its maturity on June 27, 2014.
The Signature Unsecured Debt Facility contains certain restrictive covenants. As of June 30, 2014, Signature Office REIT believes it was in compliance with all financial covenants of its outstanding debt obligations.

Fair Value of Outstanding Debt
As of June 30, 2014 and December 31, 2013, the fair value of Signature Office REIT's total indebtedness approximated its carrying value. Signature Office REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of June 30, 2014 and December 31, 2013, the weighted-average interest rate on Signature Office REIT's outstanding debt, after consideration of the interest rate swap, was approximately 2.18% and 2.22%, respectively. Signature Office REIT made the following interest payments on its borrowings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Signature Revolving Facility	$342,748	$529,776	$688,770	$1,107,194
Signature Term Loan	456,667	489,972	915,039	944,639
Technology Way Loan	175,683	140,105	271,403	277,524
	$975,098	$1,159,853	$1,875,212	$2,329,357

No interest was capitalized during the six months ended June 30, 2014 and 2013.

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
The following table provides additional information related to the Interest Rate Swap as of June 30, 2014 and December 31, 2013:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other assets	$231,025	$642,976
During the three months and six months ended June 30, 2014 and 2013, Signature Office REIT recorded the following amounts related to the Interest Rate Swap:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$(406,943)	$1,246,126	$(411,951)	$1,340,357
Previously recorded loss reclassified from accumulated other comprehensive income into interest expense	$(140,481)	$—	$(276,729)	$—

Signature Office REIT estimates that approximately $450,000 will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months. During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.

5.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of June 30, 2014:

For the six months ending December 31, 2014	$3,450,000
For the year ending December 31:
2015	6,900,000
2016	6,900,000
2017	6,900,000
2018	6,900,000
2019	6,900,000
Thereafter	165,025,000
202,975,000
Amounts representing interest	(87,975,000)
Total	$115,000,000

Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Signature Office REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of June 30, 2014(1)
Westway One Building	Cameron Solutions	$142,068
(1) Represents tenant allowance obligations required by certain lease agreements that are not accrued as of June 30, 2014.
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

6.    Stockholders' Equity
Share Redemption Program
The board of directors of Signature Office REIT previously adopted a share redemption program, or the Amended SRP, which was amended and restated on August 22, 2013. The Amended SRP allowed stockholders who held their shares for more than one year to sell their shares back to Signature Office REIT, subject to certain limitations and penalties. The Amended SRP was terminated effective April 30, 2014. All redemption requests submitted prior to the termination of the Amended SRP were subject to the limits on the dollar value and number of shares that could be redeemed under the terms of the Amended SRP. In April 2014, requests for redemption of shares that were not sought within two years of a stockholder's death or qualifying disability or in connection with a stockholder (or a stockholder's spouse) qualifying for federal assistance for confinement to a long-term care facility ("Ordinary Redemptions") exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 7.0%. As of April 30, 2014, approximately 141,424 shares of Signature Office REIT's common stock were tendered for redemption and not redeemed as a result of the limit on the dollar value of shares that may be redeemed under the terms of the Amended SRP. These shares tendered for redemption that could not be redeemed prior to the termination of the Amended SRP on April 30, 2014 are no longer held in queue for redemption at a later date under the Amended SRP or otherwise.
As of June 30, 2014 and December 31, 2013, approximately $17.0 million, or 739,031 shares, and $14.2 million, or 611,580 shares, respectively, of Signature Office REIT's common stock had been redeemed.

7.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended
	June 30,
	2014	2013
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$6,129
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(411,951)	$1,340,357
Accrued capital expenditures and deferred lease costs	$39,000	$275,594
Discounts applied to issuance of common stock under primary offering	$—	$39,017
Discounts applied to issuance of common stock under DRP	$196,624	$356,483
(Decrease) increase in redeemable common stock	$(3,988,217)	$2,643,154

8.     Related-Party Transactions
Transition Services Agreement
On January 1, 2014, Signature Office REIT entered into the TSA with WREF for the period from January 1, 2014 through June 30, 2014, pursuant to which WREF and its affiliates provided certain consulting, support and transitional services (as set forth in the TSA) to Signature Office REIT at the direction of Signature Office REIT in order to facilitate its successful transition to self-management.

In exchange for the services provided by WREF under the TSA, Signature Office REIT paid WREF a monthly consulting fee of $51,267 (the "Consulting Fee"). In addition to the Consulting Fee, Signature Office REIT paid directly or reimbursed WREF for any third-party expenses paid or incurred by WREF and its affiliates on behalf of Signature Office REIT in connection with the services provided pursuant to the TSA; provided, however, that (1) WREF obtained written approval from Signature Office REIT prior to incurring any third-party expenses for the account of, or reimbursable by, Signature Office REIT and (2) Signature Office REIT was not required to reimburse WREF for any administrative service expenses, including WREF's overhead, personnel costs and costs of goods used in the performance of services under the TSA. In addition, the TSA also provided that WREF provide Signature Office REIT a portion of the office space currently used and occupied by WREF (the "Office Space") for the period from January 1, 2014 to June 30, 2014 in exchange for monthly rent of $4,552.
On June 30, 2014, Signature Office REIT entered into the TSA Amendment in order to extend the expiration date of the TSA as it relates to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. Pursuant to the TSA Amendment, WREF and its affiliates will continue to provide support for the transfer agent and client services functions (as set forth in the TSA Amendment) to Signature Office REIT in exchange for a monthly consulting fee of $6,500 (the "Amended Consulting Fee"). All other transitional services described in the TSA expired on June 30, 2014, in accordance with its terms. The TSA Amendment will remain in effect until September 30, 2014, unless otherwise terminated in accordance with the terms of the TSA.

Corporate Office Lease Agreement
Effective June 27, 2014, Signature Office REIT entered into an agreement with Wells REF - 6200 The Corners Parkway Owner, LLC, a subsidiary of WREF, to lease 4,221 square feet, or approximately 3%, of an office building located in Norcross, Georgia and owned by WREF (the "6200 The Corners Parkway Building") to serve as Signature Office REIT's corporate headquarters. This lease does not indicate any other business relationship between WREF and Signature Office REIT except one of a landlord and tenant. The 41-month lease is expected to commence in August 2014. Following a five-month rental abatement period, annual base rent per square foot will be $17.00 with an annual rent escalation of 3%. In addition to annual base rent, Signature Office REIT is required to reimburse WREF for its pro rata share of all operating costs and real estate taxes that exceed the costs for the base year. Until the lease commences, WREF will continue to provide Signature Office REIT the Office Space, pursuant to the TSA, at the current monthly rental rate of $4,552.
Advisory Agreements
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
Effective June 11, 2013 through December 31, 2013, Signature Office REIT was party to the Revised Advisory Agreement with the Advisor, pursuant to which Signature Office REIT paid a monthly asset management fee equal to one-twelfth of (a) 1.00% of the cost of the properties owned other than through joint ventures and initial investments in joint ventures plus Signature Office REIT's allocable share of capital improvements made by the joint venture (“Adjusted Cost”), for so long as the Adjusted Cost was less than or equal to $605,000,000 and (b) 0.50% of Adjusted Cost over $605,000,000. In addition, the Revised Advisory Agreement eliminated (i) the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurred in fulfilling its duties as the asset manager, including wages and salaries of its employees. All other terms of the Revised Advisory Agreement were materially consistent with the Original Advisory Agreement in effect through June 10, 2013.

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
Limitation on Operating Expenses
As of June 30, 2014, Signature Office REIT had the responsibility of limiting total operating expenses, as defined by its charter, to no more than the greater of 2% of average invested assets at the end of any fiscal quarter or 25% of net income, as defined by its charter, for the four previous consecutive quarters then ended unless the board of directors determines that such excess expenses were justified based on unusual and nonrecurring factors and such excess expenses were disclosed in a public filing. Total operating expenses mean all expenses paid or incurred by Signature Office REIT, as determined under GAAP, that are in any way related to its operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of its stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees to the extent permitted by Signature Office REIT's charter; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that do not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the four consecutive quarters ended June 30, 2014, Signature Office REIT's total operating expenses did not exceed the above-referenced limitations.

Related-Party Costs
Pursuant to the terms of the agreements described above, Signature Office REIT incurred the following related-party costs for the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consulting fees	$153,801	$—	$307,602	$—
Rent expense	13,656	—	27,312	—
Commissions, net of discounts(1)(2)	—	2,137,927	—	4,731,169
Asset management fees	—	1,220,098	—	2,355,883
Dealer-manager fees, net of discounts(1)	—	772,456	—	1,703,336
Acquisition fees	—	689,353	—	1,497,526
Other offering costs(1)	—	649,858	—	1,458,031
Administrative reimbursements	—	590,640	—	1,321,034
Debt financing fees	—	126,350	—	288,800
Property management fees	—	—	—	112,300
Total	$167,457	$6,186,682	$334,914	$13,468,079

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months and six months ended June 30, 2013.

Signature Office REIT incurred no related-party construction fees or leasing commissions during the three months and six months ended June 30, 2014 and 2013.

9.     Subsequent Event
Declaration of Distributions
On August 6, 2014, Signature Office REIT's board of directors declared a distribution to stockholders for the third quarter of 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of September 15, 2014. Such distributions will be paid in September 2014.

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

Overview
We operate a diversified portfolio of commercial real estate consisting of high-quality, income-producing office properties primarily leased to creditworthy entities located in major metropolitan areas throughout the United States. Portfolio data as of June 30, 2014 and 2013 is as follows:

	June 30,
	2014	2013
Total number of properties/buildings	13 / 15	13 /15
Total square feet	2,623,527	2,623,527
Percent of total square feet leased	99.3%	99.3%
We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
From June 2010 through June 2013, we raised gross offering proceeds of approximately $527.7 million through the issuance of common stock under our Initial Offering, including proceeds from our DRP, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds. We continued to raise equity proceeds through the DRP through March 2014, after which the DRP was terminated. As a result, starting with the second quarter of 2014, all distributions are expected to be paid in cash and will not be reinvested in shares of our common stock. In addition, the Amended SRP was terminated effective April 30, 2014.
From inception through December 31, 2013, we had no paid employees and were externally advised and managed by the Advisor and Wells Management, wholly owned subsidiaries of WREF. On January 1, 2014, upon the termination of the Revised Advisory Agreement and the hiring of the employees necessary to perform the requisite corporate functions previously performed by the Advisor and its affiliates, we completed our transition to a self-managed company. From January 1, 2014 through June 30, 2014, we received certain services from WREF, as specified in the TSA, to assist in our transition to becoming a self-managed company. On June 30, 2014, we entered into the TSA Amendment, which extended the expiration date of the TSA as it relates to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. These transactions have resulted in, and are expected to continue to result in, increased general and administrative expenses due to the employment-related costs and other costs we incur as a self-managed company. Such increases in general and administrative expenses are offset by the elimination of the payment of related-party asset management fees to the Advisor, likely resulting in a net cost savings to us. For additional details, please refer to Note 8 of the accompanying consolidated financial statements.

Following our initial fundraising and acquisition phases, we have continued to concentrate our efforts on actively managing our assets and exploring a variety of strategic options, including enhancing the composition of our portfolio and its total return potential for our stockholders. In doing so, we may elect to make strategic acquisitions and dispositions and look to enter into favorable debt transactions.

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
Liquidity and Capital Resources
Overview
During 2014, we continued to actively manage our real estate portfolio in order to maximize cash flow from operations, to meet our required obligations and to provide current income in the form of cash distributions to our investors. We anticipate that our primary sources of future capital will be derived from operating cash flows from our real estate portfolio as well as draws from our credit facility. The Signature Unsecured Debt Facility is comprised of the $200 million Signature Revolving Facility and the $100 million Signature Term Loan, which mature on September 26, 2015 and September 26, 2017, respectively. We have the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility.
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
In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of periodic operating expenses and certain capital expenditures required for our properties, is anticipated to be used to pay distributions to stockholders. Therefore, to the extent that cash flows from operations are lower, distributions are anticipated to be lower as well. In addition, distributions may be lower to the extent that operating cash flow is reserved to fund future capital expenditures for our existing portfolio in order to achieve our investment objectives. Substantially all net proceeds generated from debt financing will be available to fund capital improvement to our existing properties, as well as potential future acquisitions of real estate properties, and to pay down outstanding borrowings.
Short-Term Liquidity and Capital Resources
During the six months ended June 30, 2014, net cash provided by operating activities was approximately $19.6 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, property management fees, and general and administrative costs, such as salaries, legal, accounting and other professional fees. During the six months ended June 30, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $15.3 million, which were fully funded with net cash provided by operating activities. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information). To the extent that future net cash flow from operating activities exceeds distributions to stockholders, we intend to make repayments on the Signature Revolving Facility.
During the six months ended June 30, 2014, net cash used for investing activities was approximately $0.3 million, which primarily related to capital improvements at the Duke Bridges Buildings.
Net cash used in financing activities for the six months ended June 30, 2014 was approximately $19.0 million. During the six months ended June 30, 2014, we generated net proceeds from the sale of common stock under the DRP, net of payments for offering costs and redemptions, of approximately $0.8 million, substantially all of which was used to pay down debt. During the six months ended June 30, 2014, we received gross debt proceeds of approximately $25.7 million from the Signature Revolving Facility, which were used to repay the $24.9 million balance of the Technology Way Loan in full upon its maturity on June 27, 2014 and partially fund redemptions of our common stock under the Amended SRP. During the six months ended June 30, 2014, we made total debt repayments of approximately $30.2 million, consisting of $24.9 million on the Technology Way Loan and approximately $5.3 million on the Signature Revolving Facility.

We expect to utilize the residual cash balance of approximately $7.7 million as of June 30, 2014 to satisfy current and future liabilities. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of July 31, 2014, we had access to the borrowing capacity under the Signature Unsecured Debt Facility of $140.1 million.
On August 6, 2014, our board of directors declared a quarterly distribution for stockholders of record as of September 15, 2014 in an amount equal to $0.375 per share. We expect to pay this distribution in September 2014. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution.

As of June 30, 2014, the Signature Unsecured Debt Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	June 30, 2014
Fixed-charge coverage ratio	Greater than 1.75x	9.75
Total debt relative to total asset value	Less than 55%	27%
Secured debt relative to consolidated tangible assets	Less than 40%	0%
Secured debt, excluding non-recourse debt, relative to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $317.7 million(1)	$443.2 million
Net distributions paid relative to funds from operations	Less than 90%(2)	N/A(2)

(1)	Our tangible net worth must be greater than $233.8 million, plus 72.25% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after September 26, 2012.

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

As of June 30, 2014, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Signature Unsecured Debt Facility.
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
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Our working capital line of credit provides flexibility with regard to managing our capital resources. Over the short term, we expect to temporarily draw on the Signature Revolving Facility to fund capital improvements to our existing properties, as well as potential future acquisitions of real estate properties. Additionally, we may place long-term debt on our existing properties and any properties acquired in the future. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in additional real estate properties, which will allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of real estate properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of June 30, 2014, our debt-to-real-estate-asset ratio was approximately 28%. Prior to its amendment in August 2014, our charter limited us from incurring debt in relation to our net assets in excess of 100%, unless borrowings in excess of this limit were approved by a majority of our board of directors and disclosed in our next quarterly report. Our board of directors may determine that it is in our best interest to pursue leveraged acquisitions.
Contractual Obligations and Commitments
As of June 30, 2014, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$162,900,000	$—	$62,900,000	$100,000,000	$—
Estimated interest on debt obligations(1)	9,111,322	1,778,259	5,596,908	1,736,155	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Tenant allowances	142,068	142,068	—	—	—
Total	$287,153,390	$1,920,327	$68,496,908	$101,736,155	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(2)
Amounts include principal obligations only. We will incur an additional $88.0 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 5 to the accompanying consolidated financial statements).

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
Our board of directors declared a quarterly distribution for stockholders of record as of March 15, 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price). This distribution was paid in March

2014. Our board of directors declared a quarterly distribution for stockholders of record as of June 13, 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price). This distribution was paid in June 2014.
For the six months ended June 30, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $15.3 million. During the same period, net cash provided by operating activities was approximately $19.6 million. As a result, the distributions paid to common stockholders for the six months ended June 30, 2014, as described above, were fully funded with cash provided by operating activities.
On August 6, 2014, our board of directors declared a distribution to stockholders for the third quarter of 2014 in the amount of $0.375 per share on the outstanding shares of common stock payable to stockholders of record as of September 15, 2014. This rate equates to a 6.0% annualized yield on a $25.00 original share price and is consistent with the quarterly distribution rates declared since the second quarter of 2011. Such distributions will be paid in September 2014.
Results of Operations
Overview
Our real estate operating results improved for the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings and the elimination of related-party advisory fees and expenses related to our transition to self-management, partially offset by an increase in general and administrative expenses due to employment-related costs and other costs we incur as a self-managed company.

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013
The following table sets forth data from our consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented:

	Three months ended June 30, 2014	% of Revenues	Three months ended June 30, 2013	% of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Revenues:
Rental income	$13,173,677	70%	$13,284,921	77%	$(111,244)	(1)%
Tenant reimbursements	5,158,063	28%	3,859,891	23%	1,298,172	34%
Other property income	319,973	2%	—	—%	319,973	N/M
Total revenues	18,651,713	100%	17,144,812	100%	1,506,901	9%
Expenses:
Property operating costs	6,193,327	33%	5,635,169	33%	558,158	10%
Asset and property management fees:
Related-party	—	—%	1,220,098	7%	(1,220,098)	(100)%
Other	242,450	2%	334,225	2%	(91,775)	(27)%
Depreciation	4,569,573	24%	4,431,200	26%	138,373	3%
Amortization	2,987,482	16%	2,738,498	16%	248,984	9%
General and administrative	1,565,255	8%	1,278,578	7%	286,677	22%
Acquisition fees and expenses	—	—%	673,233	4%	(673,233)	(100)%
Total expenses	15,558,087	83%	16,311,001	95%	(752,914)	(5)%
Real estate operating income	3,093,626	17%	833,811	5%	2,259,815	271%
Other income (expense):
Interest expense	(3,095,550)	(17)%	(3,077,691)	(18)%	17,859	1%
Interest and other income	1,725,209	9%	1,725,122	10%	87	0%
Income (loss) before income tax expense	1,723,285	9%	(518,758)	N/M	2,242,043	432%
Income tax expense	(26,075)	0%	(47,812)	0%	(21,737)	(45)%
Net income (loss)	$1,697,210	9%	$(566,570)	N/M	$2,263,780	400%
Per-share net income (loss) - basic and diluted	$0.08		$(0.03)		$0.11	367%

Revenues
Tenant reimbursements increased $1.3 million, or 34%, for the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of (i) the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013 and (ii) an increase in property operating costs, as described below, of which a portion is reimbursed by our tenants.
Other property income increased $0.3 million for the three months ended June 30, 2014 compared to the same period in 2013, due to an early lease termination option exercised by Leidos, effective December 31, 2014, for approximately 29,000 square feet of its space in the Franklin Center Building. The lease termination will result in a total contraction penalty fee of approximately $1.0 million payable to us and recognized on a straight-line basis from March 2014 through December 2014. This income is offset by additional depreciation and amortization related to the acceleration of depreciation and amortization for the remaining tangible and intangible lease assets associated with the early lease termination. We are currently marketing the termination space for lease.
Expenses
Property operating costs increased $0.6 million, or 10%, for the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of an increase in (i) real estate tax expenses at 7601 Technology Way and

4650 Lakehurst Court, and (ii) utility and maintenance expenses at the 64 & 66 Perimeter Center Buildings due to an increase in occupancy in 2014. Asset and property management fees decreased $1.3 million, or 84%, for the three months ended June 30, 2014 compared to the same period in 2013, as a result of no longer incurring related-party asset management fees due to our transition to self-management and termination of the Revised Advisory Agreement effective December 31, 2013. Property operating costs and management fees represented approximately 35% and 42% of total revenues for the three months ended June 30, 2014 and June 30, 2013, respectively.
General and administrative expenses increased $0.3 million, or 22%, for the three months ended June 30, 2014 compared to the same period in 2013, representing 8% and 7% of revenues, respectively, primarily as a result of the employment-related costs and other costs we incur as a self-managed company. The increase in general and administrative expenses was offset by the elimination of the advisory fees and expenses previously paid to the Advisor as an externally managed company, resulting in net cost savings to us of approximately $0.9 million, or 37%, for the three months ended June 30, 2014.
Acquisition fees and expenses decreased $0.7 million, or 100%, for the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of the expiration of our Initial Offering on June 10, 2013. Absent any additional acquisitions, we do not expect to incur any future acquisition fees and expenses in future periods.
Other Income (Expense)
Interest expense remained relatively stable for the three months ended June 30, 2014 compared to the same period in 2013. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties.
Net Income (Loss)
Our net income increased to $1.7 million for the three months ended June 30, 2014 from a net loss of $0.6 million for the three months ended June 30, 2013, primarily due to an increase in our real estate operating income of $2.3 million as a result of the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013, and the elimination of advisory fees and expenses previously paid to the Advisor as an externally managed company, partially offset by the increase in employment-related costs and other costs incurred as a self-managed company. Our net income per share improved to $0.08 for the three months ended June 30, 2014 from a net loss per share of $0.03 for the three months ended June 30, 2013 due to the improvement in our net income discussed above.
Except as noted in the sections above and absent any additional acquisitions, we expect that real estate operating results in the near term will remain relatively stable as compared to the second quarter of 2014.

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013
The following table sets forth data from our consolidated statements of operations for the six months ended June 30, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented:

	Six months ended June 30, 2014	% of Revenues	Six months ended June 30, 2013	% of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Revenues:
Rental income	$26,523,945	71%	$26,548,515	78%	$(24,570)	0%
Tenant reimbursements	10,319,602	28%	7,644,953	22%	2,674,649	35%
Other property income	349,141	1%	—	0%	349,141	N/M
Total revenues	37,192,688	100%	34,193,468	100%	2,999,220	9%
Expenses:
Property operating costs	12,597,077	34%	11,244,021	33%	1,353,056	12%
Asset and property management fees:
Related-party	—	—%	2,468,183	8%	(2,468,183)	(100)%
Other	517,397	1%	497,829	1%	19,568	4%
Depreciation	9,017,743	24%	8,730,620	26%	287,123	3%
Amortization	5,746,580	16%	5,569,348	16%	177,232	3%
General and administrative	3,144,383	8%	2,632,131	8%	512,252	19%
Acquisition fees and expenses	—	—%	1,523,127	4%	(1,523,127)	(100)%
Total expenses	31,023,180	83%	32,665,259	96%	(1,642,079)	(5)%
Real estate operating income	6,169,508	17%	1,528,209	4%	4,641,299	304%
Other income (expense):
Interest expense	(6,186,702)	(17)%	(6,285,808)	(18)%	(99,106)	(2)%
Interest and other income	3,455,366	9%	3,450,220	10%	5,146	0%
Income (loss) before income tax expense	3,438,172	9%	(1,307,379)	N/M	4,745,551	363%
Income tax expense	(61,143)	0%	(99,417)	0%	(38,274)	(38)%
Net income (loss)	$3,377,029	9%	$(1,406,796)	N/M	$4,783,825	340%
Per-share net income (loss) - basic and diluted	$0.17		$(0.07)		$0.24	343%
Revenues
Tenant reimbursements increased $2.7 million, or 35%, for the six months ended June 30, 2014 compared to the same period in 2013, primarily as a result of (i) the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013 and (ii) an increase in property operating costs, as described below, of which a portion is reimbursed by our tenants.
Other property income increased $0.3 million for the six months ended June 30, 2014 compared to the same period in 2013, due to an early lease termination option exercised by Leidos, effective December 31, 2014, for approximately 29,000 square feet of its space in the Franklin Center Building. The lease termination will result in a total contraction penalty fee of approximately $1.0 million payable to us and recognized on a straight-line basis from March 2014 through December 2014. We expect other property income to continue to increase throughout 2014 as we recognize the remaining portion of the related lease termination income. In addition, we expect an increase in depreciation and amortization throughout 2014 related to the acceleration of depreciation and amortization for the remaining tangible and intangible lease assets associated with the early lease termination. We are currently marketing the termination space for lease.

Expenses
Property operating costs increased $1.4 million, or 12%, for the six months ended June 30, 2014 compared to the same period in 2013, primarily as a result of an increase in (i) real estate tax expenses at 7601 Technology Way, 4650 Lakehurst Court, and the Franklin Center Building, (ii) utility and maintenance expenses at the 64 & 66 Perimeter Center Buildings due to an increase in occupancy in 2014, and (iii) seasonal maintenance costs at several properties due to extreme weather conditions experienced in 2014. Asset and property management fees decreased $2.4 million, or 83%, for the six months ended June 30, 2014 compared to the same period in 2013, as a result of no longer incurring related-party asset management fees due to our transition to self-management and termination of the Revised Advisory Agreement effective December 31, 2013. Property operating costs and management fees represented approximately 35% and 42% of total revenues for the six months ended June 30, 2014 and June 30, 2013, respectively.
General and administrative expenses increased $0.5 million, or 19%, for the six months ended June 30, 2014 compared to the same period in 2013, primarily as a result of the employment-related costs and other costs we incur as a self-managed company. General and administrative expenses represented 8% of revenues in both periods. The increase in general and administrative expenses was offset by the elimination of the advisory fees and expenses previously paid to the Advisor as an externally managed company, resulting in net cost savings to us of approximately $1.8 million, or 37%, for the six months ended June 30, 2014.
Acquisition fees and expenses decreased $1.5 million, or 100%, for the six months ended June 30, 2014 compared to the same period in 2013, as a result of the expiration of our Initial Offering on June 10, 2013. Absent any additional acquisitions, we do not expect to incur any future acquisition fees and expenses in future periods.
Other Income (Expense)
Interest expense remained relatively stable for the six months ended June 30, 2014 compared to the same period in 2013. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties.
Net Income (Loss)
Our net income increased to $3.4 million for the six months ended June 30, 2014 from a net loss of $1.4 million for the six months ended June 30, 2013, primarily due to an increase in our real estate operating income of $4.6 million as a result of the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013, and the elimination of advisory fees and expenses previously paid to the Advisor as an externally managed company, partially offset by the increase in employment-related costs and other costs incurred as a self-managed company. Our net income per share improved to $0.17 for the six months ended June 30, 2014 from a net loss per share of $0.07 for the six months ended June 30, 2013 due to the improvement in our net income discussed above.
Except as noted in the sections above and absent any additional acquisitions, we expect that real estate operating results in the near term will remain relatively stable as compared to the six months ended June 30, 2014.
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
Reconciliations of our net income (loss) to FFO and AFFO for the three months and six months ended June 30, 2014 and 2013 are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Reconciliation of Net Income (Loss) to FFO and AFFO:
Net income (loss)	$1,697,210	$(566,570)	$3,377,029	$(1,406,796)
Adjustments:
Depreciation of real estate assets	4,568,478	4,431,200	9,015,553	8,730,620
Amortization of lease-related costs	2,987,482	2,738,498	5,746,580	5,569,348
Total Funds From Operations adjustments	7,555,960	7,169,698	14,762,133	14,299,968
Funds From Operations	9,253,170	6,603,128	18,139,162	12,893,172

Other income (expenses) included in net income (loss) that do not correlate with our operations:
Additional amortization of lease assets	820,966	693,982	1,540,754	1,418,560
Straight-line rental income	(315,888)	(1,993,744)	(878,301)	(3,987,333)
Real estate acquisition-related costs	—	673,233	—	1,523,127
Noncash interest expense	300,419	301,482	601,901	602,964
Master lease proceeds	116,750	2,472,240	462,002	4,813,599
Adjusted Funds From Operations	$10,175,417	$8,750,321	$19,865,518	$17,264,089

Weighted-average common shares outstanding – basic and diluted	20,477,539	19,859,741	20,456,567	19,067,673

FFO per common share - basic and diluted	$0.45	$0.33	$0.89	$0.68
AFFO per common share - basic and diluted	$0.50	$0.44	$0.97	$0.91
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
Related-Party Transactions and Agreements
During 2013, we were party to agreements with the Advisor, WIS, and Wells Management whereby we paid certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, selling commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. In connection with the closing of the primary portion of our Initial Offering and our transition to self-management, we terminated the related agreements on or before December 31, 2013. For the period from January 1, 2014 through June 30, 2014, we were party to the TSA with WREF, a former related party, pursuant to which WREF and its affiliates provide certain consulting, support and transitional services to us in order to facilitate our successful transition to self-management. From July 1, 2014 through September 30, 2014, we are party to the TSA

Amendment, which extends services under the TSA as it relates to certain transfer agent and client services functions. Effective June 27, 2014, we entered into an agreement with Wells REF - 6200 The Corners Parkway Owner, LLC, a subsidiary of WREF, to lease 4,221 square feet, or approximately 3%, of the 6200 The Corners Parkway Building to serve as our corporate headquarters. This lease does not indicate any other business relationship between us and WREF except one of a landlord and tenant. See Note 8 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees, and reimbursements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	obligations under capital leases; and

•	commitments under existing lease agreements.
Subsequent Event
Declaration of Distributions
On August 6, 2014, our board of directors declared a distribution to stockholders for the third quarter of 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of September 15, 2014. Such distributions will be paid in September 2014.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the quarter ended June 30, 2014.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2014, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2014	14,168	$22.65	14,168	(3)
May 2014	—	N/A	—
June 2014	—	N/A	—

(1)	All purchases of our equity securities by us in the three months ended June 30, 2014 were made pursuant to the Amended SRP.

(2)
We announced the commencement of the program on June 10, 2010, and it was subsequently amended on November 8, 2011, August 13, 2012 and August 22, 2013. The Amended SRP was terminated effective April 30, 2014.

(3)	During the period presented, we limited the dollar value and number of shares that may be redeemed under the program as described below.
Our board of directors previously adopted a share redemption program, as amended, referred to as the Amended SRP, pursuant to which investors could sell their shares to us subject to numerous restrictions. The Amended SRP was terminated effective April 30, 2014. In April 2014, Ordinary Redemption (defined below) requests exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 7.0% respectively. All shares tendered for redemption that could not be redeemed prior to April 30, 2014 are no longer held in queue for redemption at a later date under the Amended SRP or otherwise.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
Declaration of Distributions
On August 6, 2014, our board of directors declared a distribution to stockholders for the third quarter of 2014 in the amount of $0.375 per share (a 6% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of September 15, 2014. Such distributions will be paid in September 2014.
Submission of Matters to a Vote of Security Holders

On August 6, 2014, we held our annual meeting of stockholders for the purpose of:

1)electing the following individuals to our board of directors: Frank M. Bishop, Stephen J. LaMontagne, and Harvey E. Tarpley;

2)considering and voting upon four proposals to amend our charter to:
A.eliminate certain provisions that had previously been required by state securities administrators in connection with our Initial Offering or that relate to such required provisions;
B.add language to specify that the charter provision regarding the requirements of tender offers will apply until we list our shares on a national securities exchange;
C.add a provision that enables us to declare and pay a dividend of one class of our stock to the holders of shares of another class of stock; and
D.eliminate a provision that exempts us from the application of Subtitle 8 of Title 3 of the Maryland General Corporation Law.
3)considering and voting upon a proposal to permit our board of directors to adjourn the annual meeting, if necessary, to solicit additional proxies in favor of the foregoing proposals if there are not sufficient votes for the proposals; and
4)attending to other business properly presented at the meeting.

All of the director nominees were elected to serve as directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The number of votes cast for and votes withheld for each of the director nominees were as follows:

Name	Votes For	Votes Withheld
Frank M. Bishop	11,152,946	511,599
Stephen J. LaMontagne	11,142,526	522,019
Harvey E. Tarpley	11,140,872	523,673

The proposals to amend our charter were approved. The number of votes cast for, the number of votes cast against, and votes abstaining were as follows:

Name	Votes For	Votes Against	Abstain
Proposal 2.A (Eliminate Certain Charter Provisions)	10,475,805	456,281	732,459
Proposal 2.B (Tender Offer Provision Requirements)	10,644,569	375,336	644,640
Proposal 2.C (Add Dividend Provision)	10,311,357	611,467	741,721
Proposal 2.D (Eliminate Subtitle 8 of Title 3 Exemption)	10,353,334	427,055	884,156
We did not hold a vote on the last proposal as it was not necessary to adjourn the annual meeting to solicit additional proxies in favor of the proposals to amend our charter.
Amendment and Restatement of Charter
On August 6, 2014, at the annual meeting of our stockholders, our stockholders approved the Second Articles of Amendment, which were effective when filed with the State Department of Assessments and Taxation of Maryland on August 7, 2014. The Second Articles of Amendment are filed as Exhibit 3.1 hereto and are incorporated into this report by reference.
Amendment and Restatement of Bylaws
On August 6, 2014, our board of directors authorized and approved the Second Amended and Restated Bylaws, which amend and restate the Amended and Restated Bylaws, adopted by our board of directors on February 17, 2011. Under the Second Amended and Restated Bylaws, a majority of our outstanding voting stock will be required to call a special meeting of stockholders, as opposed to 10% or more of our outstanding voting stock as required under the Amended and Restated Bylaws. The Second Amended and Restated Bylaws were effective immediately upon effectiveness of the Second Articles of Amendment. The information set forth above with respect to the Second Amended and Restated Bylaws does not purport to be complete in scope and is qualified in its entirety by the full text of the Second Amended and Restated Bylaws, which are filed as Exhibit 3.2 hereto and are incorporated into this report by reference.

(b)
There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our proxy statement on Schedule 14A in respect of our 2014 annual stockholders' meeting.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE OFFICE REIT, INC. (Registrant)

August 7, 2014	/s/ Glen F. Smith
Glen F. Smith Senior Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2014 FORM 10-Q OF
SIGNATURE OFFICE REIT

Exhibit No.	Description
3.1*	Second Articles of Amendment and Restatement

3.2*	Second Amended and Restated Bylaws

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