Form 10-Q
period 2014-09-30
SIGNATURE OFFICE REIT INC
filed 2014-11-12
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 000-54248
__________________________________
SIGNATURE OFFICE REIT, INC.
(Exact name of registrant as specified in its charter)
  __________________________________

Maryland	26-0500668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Suite 100 Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 243-4449
6200 The Corners Pkwy., Suite 250 Norcross, Georgia 30092-3365
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of October 31, 2014: 20,473,024 shares

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Signature Office REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Signature Office REIT's Annual Report on Form 10-K for the year ended December 31, 2013. Signature Office REIT's results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $48,138,762 and $34,488,062 as of September 30, 2014 and December 31, 2013, respectively	392,568,980	406,067,891
Intangible lease assets, less accumulated amortization of $26,869,577 and $19,294,426 as of September 30, 2014 and December 31, 2013, respectively	38,883,455	46,734,316
Construction in progress	8,555	—
Total real estate assets	487,194,031	508,535,248
Cash and cash equivalents	6,305,850	7,394,979
Tenant receivables, net of allowance for doubtful accounts of $127,407 and $63,736 as of September 30, 2014 and December 31, 2013, respectively	14,169,494	13,385,314
Prepaid expenses and other assets	1,938,934	1,641,381
Deferred financing costs, less accumulated amortization of $4,063,841 and $3,485,202 as of September 30, 2014 and December 31, 2013, respectively	1,600,995	2,479,378
Intangible lease origination costs, less accumulated amortization of $9,413,589 and $6,584,549 as of September 30, 2014 and December 31, 2013, respectively	17,510,894	20,357,957
Deferred lease costs, less accumulated amortization of $1,888,043 and $1,197,248 as of September 30, 2014 and December 31, 2013, respectively	6,390,862	6,745,189
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$650,111,060	$675,539,446

Liabilities:
Line of credit	$59,000,000	$42,500,000
Notes payable	100,000,000	124,900,000
Accounts payable and accrued expenses	8,278,569	8,091,277
Accrued capital expenditures and deferred lease costs	530,904	487,825
Deferred income	6,257,853	5,919,573
Intangible lease liabilities, less accumulated amortization of $753,295 and $493,613 as of September 30, 2014 and December 31, 2013, respectively	1,045,079	1,304,761
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	290,112,405	298,203,436

Commitments and Contingencies (Note 5)

Redeemable Common Stock	—	3,988,217

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,473,024 and 20,443,176 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	204,730	204,432
Additional paid-in capital	453,828,351	452,981,513
Cumulative distributions in excess of earnings	(94,664,799)	(76,492,911)
Redeemable common stock	—	(3,988,217)
Accumulated other comprehensive income	630,373	642,976
Total stockholders' equity	359,998,655	373,347,793
Total liabilities, redeemable common stock and stockholders' equity	$650,111,060	$675,539,446
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$13,108,131	$13,219,585	$39,632,076	$39,768,100
Tenant reimbursements	5,722,637	3,763,919	16,042,239	11,408,872
Other property income	730,829	32,755	1,079,970	32,755
	19,561,597	17,016,259	56,754,285	51,209,727
Expenses:
Property operating costs	6,576,340	5,711,878	19,173,417	16,955,899
Asset and property management fees:
Related-party	—	1,513,259	—	3,981,442
Other	266,265	256,330	783,662	754,159
Depreciation	4,686,089	4,508,784	13,703,832	13,239,404
Amortization	3,068,347	2,854,382	8,814,927	8,423,730
General and administrative	2,146,489	477,548	5,290,872	3,109,679
Acquisition fees and expenses	—	74,930	—	1,598,057
	16,743,530	15,397,111	47,766,710	48,062,370
Real estate operating income	2,818,067	1,619,148	8,987,575	3,147,357
Other income (expense):
Interest expense	(3,065,581)	(3,042,384)	(9,252,283)	(9,328,192)
Interest and other income	1,757,100	1,725,136	5,212,466	5,175,356
	(1,308,481)	(1,317,248)	(4,039,817)	(4,152,836)
Income (loss) before income tax expense	1,509,586	301,900	4,947,758	(1,005,479)
Income tax expense	(57,541)	(57,223)	(118,684)	(156,640)
Net income (loss)	$1,452,045	$244,677	$4,829,074	$(1,162,119)

Per-share net income (loss) – basic and diluted	$0.07	$0.01	$0.24	$(0.06)
Weighted-average common shares outstanding – basic and diluted	20,473,024	20,416,703	20,462,113	19,522,291
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$1,452,045	$244,677	$4,829,074	$(1,162,119)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	399,348	(523,598)	(12,603)	816,759
Comprehensive income (loss)	$1,851,393	$(278,921)	$4,816,471	$(345,360)
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	20,443,176	$204,432	$452,981,513	$(76,492,911)	$(3,988,217)	$642,976	$373,347,793
Issuance of common stock	157,299	1,573	3,734,285	—	—	—	3,735,858
Redemption of common stock	(127,451)	(1,275)	(2,887,350)	—	—	—	(2,888,625)
Decrease in redeemable common stock	—	—	—	—	3,988,217	—	3,988,217
Distributions to common stockholders ($1.13 per share)	—	—	—	(23,000,962)	—	—	(23,000,962)
Other offering costs	—	—	(97)	—	—	—	(97)
Net income	—	—	—	4,829,074	—	—	4,829,074
Market value adjustment to interest rate swap	—	—	—	—	—	(12,603)	(12,603)
Balance, September 30, 2014	20,473,024	$204,730	$453,828,351	$(94,664,799)	$—	$630,373	$359,998,655

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389
Issuance of common stock	3,168,620	31,686	78,630,149	—	—	—	78,661,835
Redemption of common stock	(334,228)	(3,342)	(7,593,370)	—	—	—	(7,596,712)
Decrease in redeemable common stock	—	—	—	—	353,483	—	353,483
Distributions to common stockholders ($1.06 per share)	—	—	—	(20,635,152)	—	—	(20,635,152)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(6,473,522)	—	—	—	(6,473,522)
Other offering costs	—	—	(1,457,810)	—	—	—	(1,457,810)
Net loss	—	—	—	(1,162,119)	—	—	(1,162,119)
Market value adjustment to interest rate swap	—	—	—	—	—	816,759	816,759
Balance, September 30, 2013	20,383,204	$203,832	$451,452,874	$(69,043,974)	$(4,726,825)	$463,244	$378,349,151
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$4,829,074	$(1,162,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(957,204)	(5,930,357)
Depreciation	13,703,832	13,239,404
Amortization	11,176,418	10,545,223
Noncash interest expense	878,383	904,446
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(48,101)	(895,825)
Increase in prepaid expenses and other assets	(313,822)	(808,543)
Increase (decrease) in accounts payable and accrued expenses	187,292	(763,188)
Decrease in due to affiliates	—	(412,966)
Increase in deferred income	338,280	850,805
Net cash provided by operating activities	29,794,152	15,566,880

Cash Flows from Investing Activities:
Additions to real estate assets and other capital expenditures	(266,695)	(8,878,354)
Deferred lease costs paid	(62,760)	(3,882,830)
Net cash used in investing activities	(329,455)	(12,761,184)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	30,150,000	13,500,000
Repayments of lines of credit and notes payable	(38,550,000)	(68,000,000)
Issuance of common stock	3,735,858	78,622,818
Redemptions of common stock	(2,888,625)	(7,678,529)
Distributions paid to stockholders	(19,265,104)	(11,190,563)
Distributions paid to stockholders and reinvested in shares of our common stock	(3,735,858)	(10,519,703)
Commissions on stock sales and related dealer-manager fees paid	—	(6,648,460)
Other offering costs paid	(97)	(1,546,192)
Net cash used in financing activities	(30,553,826)	(13,460,629)
Net change in cash and cash equivalents	(1,089,129)	(10,654,933)
Cash and cash equivalents, beginning of period	7,394,979	15,955,896
Cash and cash equivalents, end of period	$6,305,850	$5,300,963
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (unaudited)

1.	Organization
Signature Office REIT, Inc. ("Signature Office REIT") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties. Signature Office REIT's stock is not listed on a national securities exchange. Signature Office REIT was formed in 2007 and commenced operations in 2010. Substantially all of Signature Office REIT's business is conducted through Signature Office Operating Partnership, L.P. ("Signature Office OP"), a Delaware limited partnership. Signature Office REIT is the sole general partner of Signature Office OP. Signature Office Income Holdings, LLC ("Signature Office Holdings"), a Delaware limited liability company, is the sole limited partner of Signature Office OP. Signature Office REIT owns 100% of the interests of Signature Office Holdings and possesses full legal control and authority over the operations of Signature Office OP and Signature Office Holdings. References to Signature Office REIT herein shall include Signature Office REIT and its subsidiaries, including Signature Office OP, and Signature Office Holdings, unless stated otherwise.
Signature Office REIT operates a diversified portfolio of commercial real estate consisting of high-quality, income-generating office properties located in the United States primarily leased to creditworthy companies. As of September 30, 2014, Signature Office REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of September 30, 2014, these office properties were 98.9% leased.
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
From its inception through December 31, 2013, Signature Office REIT operated as an externally advised REIT pursuant to an advisory agreement, under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performed certain key functions on behalf of Signature Office REIT, including, among others, the investment of capital proceeds and management of day-to-day operations. The advisory agreement, as amended and restated (the "Revised Advisory Agreement"), was effective beginning on June 11, 2013 and replaced the previous agreement between Signature Office REIT and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement"). The Advisor contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Signature Office REIT. On December 31, 2013, Signature Office REIT terminated the Revised Advisory Agreement and became a self-managed company on January 1, 2014 (the "Self-Management Transition Date"). As a result, management of day-to-day operations is now performed by employees of Signature Office REIT. Contemporaneous with the termination of the Revised Advisory Agreement, Signature Office REIT entered into a Transition Services Agreement (the "TSA") with WREF for the period from January 1, 2014 through June 30, 2014 pursuant to which WREF and its affiliates provided certain consulting, support and transitional services (as set forth in the TSA) to Signature Office REIT at its direction in order to facilitate its successful transition to self-management. On June 30, 2014, Signature Office REIT entered into the first amendment to the TSA with WREF (the "TSA Amendment"), which extended the expiration date of the TSA as it related to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. For additional details about Signature Office REIT's transition to self-management and the TSA, please refer to Note 8.

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

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent  strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015; however, early adoption is permitted. Signature Office REIT adopted the amendments in ASU 2014-08 effective January 1, 2014; however, Signature Office REIT did not dispose of any real estate assets during the nine months ended September 30, 2014. The adoption of ASU 2014-08 has not had a material impact on Signature Office REIT's financial statements or disclosures.

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
Intangible Assets and Liabilities Arising from In-Place Leases where Signature Office REIT is the Lessor
As of September 30, 2014 and December 31, 2013, Signature Office REIT had the following gross intangible in-place lease assets and liabilities:

	As of September 30, 2014
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,782,682	$51,970,350	$26,924,483	$1,798,374
Accumulated Amortization	(7,084,570)	(19,785,007)	(9,413,589)	(753,295)
Net	$6,698,112	$32,185,343	$17,510,894	$1,045,079

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,875,997	$52,152,745	$26,942,506	$1,798,374
Accumulated Amortization	(5,222,847)	(14,071,579)	(6,584,549)	(493,613)
Net	$8,653,150	$38,081,166	$20,357,957	$1,304,761

For the three months and nine months ended September 30, 2014 and 2013, Signature Office REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30:
2014	$683,489	$2,026,011	$1,018,323	$86,560
2013	$583,662	$1,936,998	$902,004	$86,560

For the nine months ended September 30:
2014	$1,955,038	$5,895,823	$2,847,063	$259,682
2013	$1,750,987	$5,732,413	$2,646,956	$259,682

The remaining net intangible lease assets and liabilities as of September 30, 2014 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ending December 31, 2014	$662,615	$2,037,283	$1,107,993	$86,561
For the year ending December 31:
2015	2,113,990	6,986,793	3,295,862	343,758
2016	2,073,744	6,561,683	3,132,357	115,146
2017	1,029,770	5,142,067	2,665,043	115,146
2018	565,245	4,323,063	2,295,336	115,146
2019	252,748	2,694,522	1,588,231	99,059
Thereafter	—	4,439,932	3,426,072	170,263
Total	$6,698,112	$32,185,343	$17,510,894	$1,045,079
Weighted-Average Amortization Period	3 years	6 years	6 years	5 years

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
Redeemable Common Stock
Under Signature Office REIT's share redemption program, as amended (the "Amended SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, fell outside the control of Signature Office REIT. Prior to the termination of the Amended SRP effective April 30, 2014, Signature Office REIT recorded redeemable common stock in the temporary equity section of its consolidated balance sheet. Signature Office REIT's Amended SRP required Signature Office REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Signature Office REIT's capacity to honor redemptions was limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of December 31, 2013, redeemable common stock was measured at an amount equal to the net proceeds raised under the DRP less amounts redeemed during the immediately preceding 12-

month period. As a result of the termination of the Amended SRP, effective April 30, 2014, no amounts were recorded as temporary equity as of September 30, 2014. See Note 6 for additional information.

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

3.     Line of Credit and Notes Payable
As of September 30, 2014 and December 31, 2013, Signature Office REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	September 30, 2014	December 31, 2013
Signature Revolving Facility	$59,000,000	$42,500,000
Signature Term Loan	100,000,000	100,000,000
Technology Way Loan	—	24,900,000
Total indebtedness	$159,000,000	$167,400,000
Signature Unsecured Debt Facility
Signature Office REIT is a party to an unsecured credit facility (the "Signature Unsecured Debt Facility") with a syndicate of banks led by Regions Bank ("Regions"), U.S. Bank National Association ("U.S. Bank"), and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the Signature Unsecured Debt Facility, Signature Office REIT may borrow up to a total of $300 million (the "Facility Amount"), subject to availability. The Facility Amount is comprised of a revolving credit facility in an amount up to $200 million (the "Signature Revolving Facility") and a term loan facility in an amount up to $100 million (the "Signature Term Loan"). The Signature Revolving Facility and the Signature Term Loan will be due and payable in full on September 26, 2015 and September 26, 2017, respectively. Signature Office REIT has the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions, including (i) no existence of default, (ii) no material adverse effect has occurred in the financial condition of Signature Office REIT, (iii) compliance with covenants set forth in the Signature Unsecured Debt Facility, and (iv) payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility. Signature Office REIT intends to either refinance the Signature Unsecured Debt Facility prior to the maturity of the Signature Revolving Facility in September 2015 or to exercise the first of two 12-month extension options available. The proceeds of the Signature Unsecured Debt Facility may be used by Signature Office REIT to acquire properties and for working capital, capital expenditures and other general corporate purposes. Draws under the Signature Unsecured Debt Facility are supported by properties directly owned by the Signature Office REIT's subsidiaries that Signature Office REIT has elected to add to the borrowing base. These borrowing base properties are not available to be used as collateral for any other debt arrangements. Proceeds from the Signature Revolving Facility were used to repay the Technology Way Loan in full upon its maturity on June 27, 2014.
The Signature Unsecured Debt Facility contains certain restrictive covenants. As of September 30, 2014, Signature Office REIT believes it was in compliance with all financial covenants of its outstanding debt obligations.

Fair Value of Outstanding Debt
As of September 30, 2014 and December 31, 2013, the fair value of Signature Office REIT's total indebtedness approximated its carrying value. Signature Office REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of September 30, 2014 and December 31, 2013, the weighted-average interest rate on Signature Office REIT's outstanding debt, after consideration of the interest rate swap, was approximately 2.19% and 2.22%, respectively. Signature Office REIT made the following interest payments on its borrowings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Signature Revolving Facility	$469,197	$370,627	$1,157,967	$1,477,821
Signature Term Loan	456,667	481,389	1,371,706	1,426,028
Technology Way Loan	—	139,438	271,403	416,962
	$925,864	$991,454	$2,801,076	$3,320,811

No interest was capitalized during the nine months ended September 30, 2014 and 2013.

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
The following table provides additional information related to the Interest Rate Swap as of September 30, 2014 and December 31, 2013:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other assets	$630,373	$642,976
During the three months and nine months ended September 30, 2014 and 2013, Signature Office REIT recorded the following amounts related to the Interest Rate Swap:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$399,348	$(523,598)	$(12,603)	$816,759
Previously recorded loss reclassified from accumulated other comprehensive income into interest expense	$(141,379)	$(7,406)	$(418,108)	$(7,406)

Signature Office REIT estimates that approximately $403,000 will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months. During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.

5.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of September 30, 2014:

For the three months ending December 31, 2014	$1,725,000
For the year ending December 31:
2015	6,900,000
2016	6,900,000
2017	6,900,000
2018	6,900,000
2019	6,900,000
Thereafter	165,025,000
201,250,000
Amounts representing interest	(86,250,000)
Total	$115,000,000
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

6.    Stockholders' Equity
Share Redemption Program
The board of directors of Signature Office REIT previously adopted a share redemption program, or the Amended SRP, which was amended and restated on August 22, 2013. The Amended SRP allowed stockholders who held their shares for more than one year to sell their shares back to Signature Office REIT, subject to certain limitations and penalties. The Amended SRP was terminated effective April 30, 2014. All redemption requests submitted prior to the termination of the Amended SRP were subject to the limits on the dollar value and number of shares that could be redeemed under the terms of the Amended SRP. As of September 30, 2014 and December 31, 2013, approximately $17.0 million, or 739,031 shares, and $14.2 million, or 611,580 shares, respectively, of Signature Office REIT's common stock had been redeemed.

7.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended
	September 30,
	2014	2013
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(12,603)	$816,759
Accrued capital expenditures and deferred lease costs	$414,025	$205,202
Discounts applied to issuance of common stock under primary offering	$—	$39,017
Discounts applied to issuance of common stock under DRP	$196,624	$553,669
Decrease in redeemable common stock	$(3,988,217)	$(353,483)

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
On June 30, 2014, Signature Office REIT entered into the TSA Amendment, which extended the expiration date of the TSA as it related to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. Pursuant to the TSA Amendment, WREF and its affiliates continued to provide support for the transfer agent and client services functions (as set forth in the TSA Amendment) through September 30, 2014 to Signature Office REIT in exchange for a monthly consulting fee of $6,500 (the "Amended Consulting Fee"). All other transitional services described in the TSA expired on June 30, 2014, in accordance with its terms. The TSA Amendment expired on September 30, 2014 in accordance with its terms.

Corporate Office Lease Agreement
Effective June 27, 2014, Signature Office REIT entered into an agreement with Wells REF - 6200 The Corners Parkway Owner, LLC, a subsidiary of WREF, to lease 4,221 square feet, or approximately 3%, of an office building located in Norcross, Georgia and owned by WREF (the "6200 The Corners Parkway Building") to serve as Signature Office REIT's corporate headquarters. This lease does not indicate any other business relationship between WREF and Signature Office REIT except one of a landlord and tenant. The 41-month lease commenced in September 2014. Following a five-month rental abatement period, annual base rent per square foot will be $17.00 with an annual rent escalation of 3%. In addition to annual base rent, Signature Office REIT is required to reimburse WREF for its pro rata share of all operating costs and real estate taxes that exceed the costs for the base year. From July 1, 2014 through commencement of the corporate office lease agreement, WREF continued to provide Signature Office REIT the Office Space, pursuant to the TSA, at the monthly rental rate of $4,552.
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

Dealer-Manager Agreement
Signature Office REIT was party to a dealer-manager agreement (the "Dealer-Manager Agreement") with Wells Investment Securities, Inc. ("WIS"), whereby WIS, an affiliate of Wells Capital, performed the dealer-manager function for Signature Office REIT's Initial Offering. For these services, WIS earned a commission of up to 7.0% of the gross offering proceeds from the sale of the shares of Signature Office REIT, all of which was re-allowed to participating broker/dealers. Signature Office REIT paid no commissions on shares issued under the DRP.
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
Related-Party Costs
Pursuant to the terms of the agreements described above, Signature Office REIT incurred the following related-party costs for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Consulting fees	$19,500	$—	$327,102	$—
Rent expense	9,104	—	36,416	—
Commissions, net of discounts(1)(2)	—	—	—	4,731,169
Asset management fees	—	1,513,259	—	3,869,142
Dealer-manager fees, net of discounts(1)	—	—	—	1,703,336
Acquisition fees	—	74,930	—	1,572,456
Other offering costs(1)	—	—	—	1,425,623
Administrative reimbursements	—	(1,674)	—	1,319,360
Debt financing fees	—	—	—	288,800
Property management fees	—	—	—	112,300
Total	$28,604	$1,586,515	$363,518	$15,022,186

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the three months and nine months ended September 30, 2013.

Signature Office REIT incurred no related-party construction fees or leasing commissions during the three months and nine months ended September 30, 2014 and 2013.

9.     Subsequent Event
Declaration of Distributions
On November 12, 2014, Signature Office REIT's board of directors declared a distribution to stockholders for the fourth quarter of 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of December 15, 2014. Such distributions will be paid in December 2014.

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
Overview
We operate a diversified portfolio of commercial real estate consisting of high-quality, income-producing office properties primarily leased to creditworthy entities located in major metropolitan areas throughout the United States. Portfolio data as of September 30, 2014 and 2013 is as follows:

	September 30,
	2014	2013
Total number of properties/buildings	13 / 15	13 /15
Total square feet	2,623,527	2,623,527
Percent of total square feet leased	98.9%	99.3%
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

Following our initial fundraising and acquisition phases, we have continued to concentrate our efforts on actively managing our assets, including enhancing the composition of our portfolio and its total return potential for our stockholders. In doing so, we may elect to make strategic acquisitions and dispositions and look to enter into favorable debt transactions. In addition, we are currently exploring a variety of strategic options which could result in the execution of a transaction well in advance of July 31, 2020, the date by which we must have listed on a national securities exchange or sought stockholder approval to (i) extend or amend this listing deadline or (ii) begin liquidation.

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

Liquidity and Capital Resources
Overview
During 2014, we continued to actively manage our real estate portfolio in order to maximize cash flow from operations, to meet our required obligations and to provide current income in the form of cash distributions to our investors. We anticipate that our primary sources of future capital will be derived from operating cash flows from our real estate portfolio and draws from our credit facility. The Signature Unsecured Debt Facility is comprised of the $200 million Signature Revolving Facility and the $100 million Signature Term Loan, which mature on September 26, 2015 and September 26, 2017, respectively. We do not expect the results of operations to provide sufficient cash flow to pay off the Signature Revolving Facility. We have the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions, including (i) no existence of default, (ii) no material adverse effect has occurred in our financial condition, (iii) compliance with covenants set forth in the Signature Unsecured Debt Facility, and (iv) payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility. We intend to either refinance the Signature Unsecured Debt Facility prior to the maturity of the Signature Revolving Facility in September 2015 or to exercise the first of two 12-month extension options available to us.
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
Short-Term Liquidity and Capital Resources
During the nine months ended September 30, 2014, net cash provided by operating activities was approximately $29.8 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, property management fees, and general and administrative costs, such as salaries, legal, accounting and other professional fees. During the nine months ended September 30, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $23.0 million, which were fully funded with net cash provided by operating activities. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information). To the extent that future net cash flow from operating activities exceeds distributions to stockholders, we intend to make repayments on the Signature Revolving Facility.

During the nine months ended September 30, 2014, net cash used for investing activities was approximately $0.3 million, which primarily related to capital improvements at the Duke Bridges Buildings.
Net cash used in financing activities for the nine months ended September 30, 2014 was approximately $30.6 million. During the nine months ended September 30, 2014, we received gross debt proceeds of approximately $30.2 million from the Signature Revolving Facility, which were primarily used to repay the $24.9 million balance of the Technology Way Loan in full upon its maturity on June 27, 2014. During the nine months ended September 30, 2014, we funded redemptions of our common stock under the Amended SRP of $2.9 million. During the nine months ended September 30, 2014, we made total debt repayments of approximately $38.6 million, consisting of $24.9 million on the Technology Way Loan and approximately $13.7 million on the Signature Revolving Facility.
We expect to utilize the residual cash balance of approximately $6.3 million as of September 30, 2014 to satisfy current and future liabilities. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of October 31, 2014, we had access to the borrowing capacity under the Signature Unsecured Debt Facility of $144.0 million.
On November 12, 2014, our board of directors declared a quarterly distribution for stockholders of record as of December 15, 2014 in an amount equal to $0.375 per share. We expect to pay this distribution in December 2014. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution.

As of September 30, 2014, the Signature Unsecured Debt Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	September 30, 2014
Fixed-charge coverage ratio	Greater than 1.75x	9.97
Total debt relative to total asset value	Less than 55%	26%
Secured debt relative to consolidated tangible assets	Less than 40%	0%
Secured debt, excluding non-recourse debt, relative to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $317.7 million(1)	$445.6 million
Net distributions paid relative to funds from operations	Less than 90%(2)	N/A(2)

(1)	Our tangible net worth must be greater than $233.8 million, plus 72.25% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after September 26, 2012.

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

As of September 30, 2014, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Signature Unsecured Debt Facility.
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

We expect that our principal demands for capital will include operating expenses, including interest expense on any outstanding indebtedness; funding capital improvements and leasing costs with respect to our existing properties, as well as potential future acquisitions of real estate properties; repayment of debt; and distributions.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Our working capital line of credit provides flexibility with regard to managing our capital resources. Over the short term, we expect to temporarily draw on the Signature Revolving Facility to fund capital improvements and leasing costs with respect to our existing properties, as well as potential future acquisitions of real estate properties. Additionally, we may place long-term debt on our existing properties and any properties acquired in the future. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in additional real estate properties, which will allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of real estate properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of September 30, 2014, our debt-to-real-estate-asset ratio was approximately 27%. Prior to its amendment in August 2014, our charter limited us from incurring debt in relation to our net assets in excess of 100%, unless borrowings in excess of this limit were approved by a majority of our board of directors and disclosed in our next quarterly report. During the periods presented, our debt-to-net asset ratio did not exceed 100%. We expect our debt-to-net asset ratio to remain at a similar level in the near term; however, we may determine that it is in our best interest to pursue leveraged acquisitions, which would cause our debt-to-net asset ratio to increase.
Contractual Obligations and Commitments
As of September 30, 2014, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$159,000,000	$—	$59,000,000	$100,000,000	$—
Estimated interest on debt obligations(1)	8,156,296	871,288	5,547,010	1,737,998	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Total	$282,156,296	$871,288	$64,547,010	$101,737,998	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(2)
Amounts include principal obligations only. We will incur an additional $86.3 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 5 to the accompanying consolidated financial statements).

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
Our board of directors declared a quarterly distribution for stockholders of record as of March 15, 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price). This distribution was paid in March 2014. Our board of directors declared a quarterly distribution for stockholders of record as of June 13, 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price). This distribution was paid in June 2014. Our board of directors declared a quarterly distribution for stockholders of record as of September 15, 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price). This distribution was paid in September 2014.
For the nine months ended September 30, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $23.0 million. During the same period, net cash provided by operating activities was approximately $29.8 million. As a result, the distributions paid to common stockholders for the nine months ended September 30, 2014, as described above, were fully funded with cash provided by operating activities.
On November 12, 2014, our board of directors declared a distribution to stockholders for the fourth quarter of 2014 in the amount of $0.375 per share on the outstanding shares of common stock payable to stockholders of record as of December 15, 2014. This rate equates to a 6.0% annualized yield on a $25.00 original share price and is consistent with the quarterly distribution rates declared since the second quarter of 2011. Such distributions will be paid in December 2014.
Results of Operations
Overview
Our real estate operating results improved for the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings and the elimination of related-party advisory fees and expenses related to our transition to self-management, partially offset by an increase in general and administrative expenses due to employment-related costs and other costs we incur as a self-managed company.

Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013
The following table sets forth data from our consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented:

	Three months ended September 30, 2014	% of Revenues	Three months ended September 30, 2013	% of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Revenues:
Rental income	$13,108,131	67%	$13,219,585	78%	$(111,454)	(1)%
Tenant reimbursements	5,722,637	29%	3,763,919	22%	1,958,718	52%
Other property income	730,829	4%	32,755	—%	698,074	2,131%
Total revenues	19,561,597	100%	17,016,259	100%	2,545,338	15%
Expenses:
Property operating costs	6,576,340	34%	5,711,878	34%	864,462	15%
Asset and property management fees:
Related-party	—	—%	1,513,259	8%	(1,513,259)	(100)%
Other	266,265	1%	256,330	2%	9,935	4%
Depreciation	4,686,089	24%	4,508,784	26%	177,305	4%
Amortization	3,068,347	16%	2,854,382	17%	213,965	7%
General and administrative	2,146,489	11%	477,548	3%	1,668,941	349%
Acquisition fees and expenses	—	—%	74,930	—%	(74,930)	(100)%
Total expenses	16,743,530	86%	15,397,111	90%	1,346,419	9%
Real estate operating income	2,818,067	14%	1,619,148	10%	1,198,919	74%
Other income (expense):
Interest expense	(3,065,581)	(16)%	(3,042,384)	(18)%	23,197	1%
Interest and other income	1,757,100	9%	1,725,136	10%	31,964	2%
Income before income tax expense	1,509,586	8%	301,900	2%	1,207,686	400%
Income tax expense	(57,541)	(1)%	(57,223)	(1)%	318	1%
Net income	$1,452,045	7%	$244,677	1%	$1,207,368	493%
Per-share net income - basic and diluted	$0.07		$0.01		$0.06	600%

Revenues
Tenant reimbursements increased $2.0 million, or 52%, for the three months ended September 30, 2014 compared to the same period in 2013, primarily as a result of (i) the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013 and (ii) an increase in property operating costs, as described below, of which a portion is reimbursed by our tenants.
Other property income increased $0.7 million for the three months ended September 30, 2014 compared to the same period in 2013, due to (i) an early lease termination option exercised by Leidos, effective December 31, 2014, for approximately 29,000 square feet of its space in the Franklin Center Building and (ii) an agreement reached with JP Morgan to terminate the remaining floor of its lease at the Royal Ridge Building effective January 23, 2015. These lease terminations will result in total termination penalty fees from Leidos and JP Morgan of approximately $1.0 million and $1.8 million, respectively, payable to us and recognized on a straight-line basis from the early termination notice dates through December 2014 and January 2015, respectively. This income is offset by additional depreciation and amortization related to the acceleration of depreciation and amortization for the remaining tangible and intangible lease assets associated with the early lease terminations. We are currently marketing the terminated space for lease in both properties.

Expenses
Property operating costs increased $0.9 million, or 15%, for the three months ended September 30, 2014 compared to the same period in 2013, primarily as a result of an increase in (i) real estate tax expenses at 7601 Technology Way, the Franklin Center Building, 4650 Lakehurst Court, and the 64 & 66 Perimeter Center Buildings, (ii) repairs and maintenance work completed at several properties, and (iii) utility and maintenance expenses at the 64 & 66 Perimeter Center Buildings due to an increase in occupancy in 2014. Asset and property management fees decreased $1.5 million, or 85%, for the three months ended September 30, 2014 compared to the same period in 2013, as a result of no longer incurring related-party asset management fees due to our transition to self-management and termination of the Revised Advisory Agreement effective December 31, 2013. Property operating costs and management fees represented approximately 35% and 44% of total revenues for the three months ended September 30, 2014 and September 30, 2013, respectively.
General and administrative expenses increased $1.7 million, or 349%, for the three months ended September 30, 2014 compared to the same period in 2013, representing 11% and 3% of revenues, respectively, primarily as a result of the employment-related costs and other costs we incur as a self-managed company and costs incurred in connection with the exploration of strategic options. The increase in general and administrative expenses, excluding the impact of $0.5 million of costs incurred in connection with the exploration of strategic options, was offset by the elimination of the advisory fees and expenses previously paid to the Advisor as an externally managed company, resulting in net cost savings to us of approximately $0.3 million, or 16%, for the three months ended September 30, 2014.
Other Income (Expense)
Interest expense remained relatively stable for the three months ended September 30, 2014 compared to the same period in 2013. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties.
Net Income
Our net income increased $1.2 million, or 493%, for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in our real estate operating income of $1.2 million as a result of the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013, and the elimination of advisory fees and expenses previously paid to the Advisor as an externally managed company, partially offset by the increase in general and administrative expenses related to employment-related costs and other costs incurred as a self-managed company and costs incurred in connection with the exploration of strategic options. Our net income per share improved to $0.07 for the three months ended September 30, 2014 compared to $0.01 for the three months ended September 30, 2013 due to the improvement in our net income discussed above.
Except as noted in the sections above and absent any additional acquisitions, we expect that real estate operating results in the near term will remain relatively stable as compared to the third quarter of 2014.

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013
The following table sets forth data from our consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented:

	Nine months ended September 30, 2014	% of Revenues	Nine months ended September 30, 2013	% of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Revenues:
Rental income	$39,632,076	70%	$39,768,100	78%	$(136,024)	0%
Tenant reimbursements	16,042,239	28%	11,408,872	22%	4,633,367	41%
Other property income	1,079,970	2%	32,755	0%	1,047,215	3,197%
Total revenues	56,754,285	100%	51,209,727	100%	5,544,558	11%
Expenses:
Property operating costs	19,173,417	34%	16,955,899	33%	2,217,518	13%
Asset and property management fees:
Related-party	—	—%	3,981,442	8%	(3,981,442)	(100)%
Other	783,662	1%	754,159	1%	29,503	4%
Depreciation	13,703,832	24%	13,239,404	26%	464,428	4%
Amortization	8,814,927	16%	8,423,730	17%	391,197	5%
General and administrative	5,290,872	9%	3,109,679	6%	2,181,193	70%
Acquisition fees and expenses	—	—%	1,598,057	3%	(1,598,057)	(100)%
Total expenses	47,766,710	84%	48,062,370	94%	(295,660)	(1)%
Real estate operating income	8,987,575	16%	3,147,357	6%	5,840,218	186%
Other income (expense):
Interest expense	(9,252,283)	(16)%	(9,328,192)	(18)%	(75,909)	(1)%
Interest and other income	5,212,466	9%	5,175,356	10%	37,110	1%
Income (loss) before income tax expense	4,947,758	9%	(1,005,479)	N/M	5,953,237	592%
Income tax expense	(118,684)	0%	(156,640)	0%	(37,956)	(24)%
Net income (loss)	$4,829,074	9%	$(1,162,119)	N/M	$5,991,193	516%
Per-share net income (loss) - basic and diluted	$0.24		$(0.06)		$0.30	500%
Revenues
Tenant reimbursements increased $4.6 million, or 41%, for the nine months ended September 30, 2014 compared to the same period in 2013, primarily as a result of (i) the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013 and (ii) an increase in property operating costs, as described below, of which a portion is reimbursed by our tenants.
Other property income increased $1.0 million for the nine months ended September 30, 2014 compared to the same period in 2013, due to (i) an early lease termination option exercised by Leidos, effective December 31, 2014, for approximately 29,000 square feet of its space in the Franklin Center Building and (ii) an agreement reached with JP Morgan to terminate the remaining floor of its lease at the Royal Ridge Building effective January 23, 2015. These lease terminations will result in total termination penalty fees from Leidos and JP Morgan of approximately $1.0 million and $1.8 million, respectively, payable to us and recognized on a straight-line basis from the early termination notice dates through December 2014 and January 2015, respectively. This income is offset by additional depreciation and amortization related to the acceleration of depreciation and amortization for the remaining tangible and intangible lease assets associated with the early lease terminations. We are currently marketing the terminated space for lease in both properties.

Expenses
Property operating costs increased $2.2 million, or 13%, for the nine months ended September 30, 2014 compared to the same period in 2013, primarily as a result of an increase in (i) real estate tax expenses at 7601 Technology Way, 4650 Lakehurst Court, the Franklin Center Building, and the 64 & 66 Perimeter Center Buildings, (ii) repairs and maintenance work completed at several properties, (iii) utility and maintenance expenses at the 64 & 66 Perimeter Center Buildings due to an increase in occupancy in 2014, and (iv) seasonal maintenance costs at several properties due to extreme weather conditions experienced in 2014. Asset and property management fees decreased $4.0 million, or 83%, for the nine months ended September 30, 2014 compared to the same period in 2013, as a result of no longer incurring related-party asset management fees due to our transition to self-management and termination of the Revised Advisory Agreement effective December 31, 2013. Property operating costs and management fees represented approximately 35% and 42% of total revenues for the nine months ended September 30, 2014 and September 30, 2013, respectively.
General and administrative expenses increased $2.2 million, or 70%, for the nine months ended September 30, 2014 compared to the same period in 2013, representing 9% and 6% of revenues, respectively, primarily as a result of the employment-related costs and other costs we incur as a self-managed company and costs incurred in connection with the exploration of strategic options. The increase in general and administrative expenses, excluding the impact of $0.6 million of costs incurred in connection with the exploration of strategic options, was offset by the elimination of the advisory fees and expenses previously paid to the Advisor as an externally managed company, resulting in net cost savings to us of approximately $2.2 million, or 32%, for the nine months ended September 30, 2014.
Acquisition fees and expenses decreased $1.6 million, or 100%, for the nine months ended September 30, 2014 compared to the same period in 2013, as a result of the expiration of our Initial Offering on June 10, 2013. Absent any additional acquisitions, we do not expect to incur any future acquisition fees and expenses in future periods.
Other Income (Expense)
Interest expense remained relatively stable for the nine months ended September 30, 2014 compared to the same period in 2013. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties.
Net Income (Loss)
Our net income increased to $4.8 million for the nine months ended September 30, 2014 from a net loss of $1.2 million for the nine months ended September 30, 2013, primarily due to an increase in our real estate operating income of $5.8 million as a result of the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013, and the elimination of advisory fees and expenses previously paid to the Advisor as an externally managed company, partially offset by the increase in general and administrative expenses related to employment-related costs and other costs incurred as a self-managed company and costs incurred in connection with the exploration of strategic options. Our net income per share improved to $0.24 for the nine months ended September 30, 2014 from a net loss per share of $0.06 for the nine months ended September 30, 2013 due to the improvement in our net income discussed above.
Except as noted in the sections above and absent any additional acquisitions, we expect that real estate operating results in the near term will remain relatively stable as compared to the nine months ended September 30, 2014.
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
Reconciliations of our net income (loss) to FFO and AFFO for the three months and nine months ended September 30, 2014 and 2013 are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of Net Income (Loss) to FFO and AFFO:
Net income (loss)	$1,452,045	$244,677	$4,829,074	$(1,162,119)
Adjustments:
Depreciation of real estate assets	4,684,613	4,508,784	13,700,166	13,239,404
Amortization of lease-related costs	3,068,347	2,854,382	8,814,927	8,423,730
Total Funds From Operations adjustments	7,752,960	7,363,166	22,515,093	21,663,134
Funds From Operations	9,205,005	7,607,843	27,344,167	20,501,015

Other income (expenses) included in net income (loss) that do not correlate with our operations:
Additional amortization of lease assets	820,737	702,933	2,361,491	2,121,493
Straight-line rental income	(78,903)	(1,943,024)	(957,204)	(5,930,357)
Real estate acquisition-related costs	—	74,930	—	1,598,057
Noncash interest expense	276,482	301,482	878,383	904,446
Master lease proceeds	42,984	2,550,916	504,986	7,364,515
Adjusted Funds From Operations	$10,266,305	$9,295,080	$30,131,823	$26,559,169

Weighted-average common shares outstanding – basic and diluted	20,473,024	20,416,703	20,462,113	19,522,291

FFO per common share - basic and diluted	$0.45	$0.37	$1.34	$1.05
AFFO per common share - basic and diluted	$0.50	$0.46	$1.47	$1.36
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
Related-Party Transactions and Agreements
During 2013, we were party to agreements with the Advisor, WIS, and Wells Management whereby we paid certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, selling commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. In connection with the closing of the primary portion of our Initial Offering and our transition to self-management, we terminated the related agreements on or before December 31, 2013. For the period from January 1, 2014 through June 30, 2014, we were party to the TSA with WREF, a former related party, pursuant to which WREF and its affiliates provide certain consulting, support and transitional services to us in order to facilitate our successful transition to self-management. From July 1, 2014 through September 30, 2014, we were party to the

TSA Amendment, which extended services under the TSA as it related to certain transfer agent and client services functions. Effective June 27, 2014, we entered into an agreement with Wells REF - 6200 The Corners Parkway Owner, LLC, a subsidiary of WREF, to lease 4,221 square feet, or approximately 3%, of the 6200 The Corners Parkway Building to serve as our corporate headquarters. This lease does not indicate any other business relationship between us and WREF except one of a landlord and tenant. See Note 8 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees, and reimbursements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. An example of such commitments and contingencies includes obligations under capital leases.
Subsequent Event
Declaration of Distributions
On November 12, 2014, our board of directors declared a distribution to stockholders for the fourth quarter of 2014 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of December 15, 2014. Such distributions will be paid in December 2014.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the quarter ended September 30, 2014.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
Declaration of Distributions
On November 12, 2014, our board of directors declared a distribution to stockholders for the fourth quarter of 2014 in the amount of $0.375 per share (a 6% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of December 15, 2014. Such distributions will be paid in December 2014.

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

SIGNATURE OFFICE REIT, INC. (Registrant)

November 12, 2014	/s/ Glen F. Smith
Glen F. Smith Senior Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2014 FORM 10-Q OF
SIGNATURE OFFICE REIT

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 7, 2014)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 7, 2014)

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