Form 10-K
period 2014-12-31
SIGNATURE OFFICE REIT INC
filed 2015-03-06
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates: While there is no established market for the registrant's shares of common stock, the registrant has made an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its initial offering, the Registrant sold its shares for $25.00 per share, with discounts available for certain categories of purchasers. The registrant terminated its offering of shares of common stock on June 10, 2013 but continued to offer shares of its common stock to existing stockholders pursuant to its distribution reinvestment plan at a purchase price of $23.75 per share until April 2014. The number of shares held by non-affiliates as of June 30, 2014 was approximately 20,469,448.
Number of shares outstanding of the registrant's only class of common stock, as of February 28, 2015: 20,473,024 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, maintain the value of our real estate properties, and complete our proposed merger with a subsidiary of Griffin Capital Essential Asset REIT, Inc., may be significantly hindered. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.    BUSINESS
General
Signature Office REIT, Inc. ("Signature Office REIT") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Signature Office REIT engages in the acquisition and ownership of commercial real estate properties located in the United States. Signature Office REIT was formed on July 3, 2007, and commenced operations on September 29, 2010. Signature Office REIT conducts business primarily through Signature Office Operating Partnership, L.P. ("Signature Office OP"), a Delaware limited partnership formed on July 3, 2007. Signature Office REIT is the sole general partner of Signature Office OP. Signature Office Income Holdings, LLC ("Signature Office Holdings"), a Delaware limited liability company formed on November 6, 2009, is the sole limited partner of Signature Office OP. Signature Office REIT owns 100% of the interests of Signature Office Holdings and possesses full legal control and authority over the operations of Signature Office OP and Signature Office Holdings. In addition, Signature Office OP formed Wells Core REIT TRS, LLC ("TRS"), a wholly owned subsidiary organized as a Delaware corporation, on December 13, 2011. Through December 31, 2013, Signature Office REIT elected to treat TRS as a taxable REIT subsidiary. On December 9, 2013, Signature Office REIT elected to treat TRS as a disregarded entity, effective January 1, 2014. References to Signature Office REIT herein shall include Signature Office REIT and its subsidiaries, including Signature Office OP, Signature Office Holdings, and TRS, unless stated otherwise.

We operate a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased to creditworthy companies. As of December 31, 2014, we owned 13 office properties consisting of 15 buildings and approximately 2.6 million square feet. As of December 31, 2014, these office properties were 97.8% leased. For additional information regarding our properties and significant tenants, see Item 2.

From June 2010 through June 2013, we raised equity proceeds through our initial public offering of 230.0 million shares of common stock (the "Initial Offering"), of which 30.0 million shares were offered through our Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, the primary shares were offered at a price of $25.00 per share, with discounts available to certain categories of purchasers, and DRP shares were offered at a price of $23.75 per share. We terminated the primary portion of the Initial Offering on June 12, 2013. We continued to raise equity proceeds through the DRP through March 2014, after which the DRP was terminated. Our amended and restated share redemption program (the "Amended SRP") was also terminated, effective April 30, 2014. We raised aggregate net offering proceeds of approximately $460.3 million, including net offering proceeds from the DRP of approximately $29.5 million, substantially all of which were invested in real properties and related assets.
From our inception through December 31, 2013, we operated as an externally advised REIT pursuant to an advisory agreement, under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performed certain key functions on our behalf, including, among others, the investment of capital proceeds and management of day-to-day operations. The advisory agreement, as amended and restated, (the "Revised Advised Agreement") was effective beginning on June 11, 2013 and replaced the previous agreement between us and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement"). The Advisor contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on our behalf. On December 31, 2013, we terminated the Revised Advisory Agreement and became a self-managed company on January 1, 2014 (the “Self-Management Transition Date”). In connection with our transition to self-management, we hired employees of WREF who had previously performed substantial services for us pursuant to the Revised Advisory Agreement. These employees currently manage our day-to-day operations. Contemporaneous with the termination of the Revised Advisory Agreement, we entered into a Transition Services Agreement (the "TSA") with WREF for the period from January 1, 2014 through June 30, 2014 pursuant to which WREF and its affiliates provided certain consulting, support and transitional services to us at our direction in order to facilitate our successful transition to self-management. On June 30, 2014, we entered into the first amendment to the TSA with WREF (the "TSA Amendment"), which extended the expiration date of the TSA as it related to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. For additional details about our transition to self-management and the TSA, please refer to Note 10 of the accompanying consolidated financial statements.
On November 21, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Griffin Capital Essential Asset REIT, Inc. (“Griffin”) and Griffin SAS, LLC, a wholly owned subsidiary of Griffin (“Merger Sub”). Upon the terms and conditions set forth in the Merger Agreement, we will merge with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of Griffin (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the date and time the Merger becomes effective (the “Merger Effective Time”) each share of our common stock issued and outstanding immediately prior to the Merger Effective Time will be converted into 2.04 (the “Merger Exchange Ratio”) shares of common stock of Griffin (“Griffin Common Stock”). The consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by our stockholders. In addition, the Merger Agreement may be terminated under certain circumstances by Griffin or us. We expect the Merger to close in the first half of 2015.

Our stock is not listed on a national securities exchange. Should the Merger with Griffin not be consummated, we will still be subject to the requirement in our charter that in the event our stock is not listed on a national securities exchange by July 31, 2020, we must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders. If we seek stockholder approval to extend or amend this listing date and do not obtain it, we would then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Real Estate Investment Objectives
Our primary investment objectives are to provide current income through cash distributions paid to our investors and to preserve and return our investors' capital contributions. We also seek long-term capital appreciation from our investments.
We seek to achieve these objectives by managing a diverse portfolio of properties. We acquired these investments through a combination of equity and debt financing. Our current portfolio is comprised of high-quality, income-generating commercial office properties located in suburban areas of major U.S. markets and differentiated by geographic locations, tenants, industry groups of tenants, and timing of lease expirations. Approximately 23% and 31% of our leases (based on 2014 annualized base rent) are due to expire in 2017 and 2019, respectively. See Item 2 for additional information regarding the diversification of our portfolio as of December 31, 2014.
When evaluating a property for acquisition, we consider various factors including property location attributes, physical quality of the asset, lease terms and creditworthiness of the tenants. We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target are highly valued in the marketplace and, accordingly, competition for acquiring properties with these creditworthy tenants is intense. To the extent we continue to invest in properties, we remain committed to investing in properties that generate attractive returns over the long term and improve the overall quality and diversification of our portfolio.
We generally intend to hold each property we acquire for an extended period. However, subject to limitations set forth in the Merger Agreement, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. When evaluating a property for disposition, we consider relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property.

Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised in our offerings and debt proceeds. Subject to limitations set forth in the Merger Agreement, we anticipate using additional third-party borrowings and, if and when applicable, proceeds from the selective sale of our properties, to invest in additional capital expenditures, including improvements to our existing properties, as well as, potential future real estate investments, and to satisfy our near-term debt requirements. Over the long term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation and amortization) and, ideally, at less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders.

Our working capital line of credit provides flexibility with regard to managing our capital resources. The extent to which we draw on our credit facility is driven primarily by timing differences between our operational payments and receipts. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in additional real estate properties, which may allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of real estate properties meeting our investment criteria, the costs of capital improvements required at our existing properties, the availability of debt, and changes in the cost of debt financing.

As of December 31, 2014, all of our debt outstanding was under variable-rate borrowing instruments. Beginning September 26, 2013, the interest rate on $75 million of our variable-rate term loan was effectively fixed through an interest rate swap. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Our debt-to-real-estate-asset ratio, that is, the ratio of total debt to cost basis of real estate assets prior to deducting depreciation and amortization, as of December 31, 2014, was approximately 27%.

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

•
Subject to limitations set forth in the Merger Agreement, investing capital in both (i) our existing properties to maintain or increase their value and (ii) additional high-quality, income-producing properties that support a market distribution rate while maintaining a moderate debt-to-real-estate-asset ratio over the long term.

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
Employees
As of December 31, 2014, we had 12 employees working in our corporate office in Norcross, Georgia.

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
Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Many of the risks described below will not be applicable if, as we expect, the Merger is consummated. However, although we expect the Merger to close later this year, we can make no assurance that it will do so and, therefore, we include below numerous risks associated with remaining a stand-alone company for the long term. Additionally, certain of these risks may not be applicable as a result of limitations set forth in the Merger Agreement that may prevent us from taking certain actions.

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

To the extent we invest in additional properties, we may compete for real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. A significant number of entities and resources competing for high-quality office properties support relatively high acquisition prices for such properties, which could put pressure on our profitability and our ability to pay distributions to stockholders. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved.

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

Our office properties were 97.8% leased at December 31, 2014, and provisions for uncollectible tenant receivables, net of recoveries, were less than 1% of total revenues for the year then ended. As a percentage of 2014 annualized lease revenue, approximately 29% of leases expire in 2015 through 2017, collectively (see Item 2). No assurances can be given that future economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.

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

Our organizational documents permit us to pay distributions from any source, and we have not established limits on the amount of borrowings or cash advances we may use to pay such distributions. If we fund distributions from borrowings or sources other than cash flow from operations, the value of our shares is more likely to fall below the net proceeds per share from the Initial Offering and a stockholder's overall return may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to fund capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flow from operations over the long term, we may be unable to sustain our distribution rate. For the year ended December 31, 2014, all of our distributions were funded from cash flow from operations (as determined under generally accepted accounting principles (“GAAP”)).

Our transition to self-management will expose us to risks to which we have not historically been exposed.

Our transition to self-management will expose us to risks to which we have not historically been exposed. Effective January 1, 2014, we directly employed persons who were previously associated with our former advisor or its affiliates. As their employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. Furthermore, these employees will be providing us services historically provided by our external advisor. There are no assurances that we will be able to provide the same level of services when we are self-advised as were previously provided to us under our agreements with WREF and its affiliates.

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
Approximately 23% and 31% of our leases (based on 2014 annualized base rent) are due to expire in 2017 and 2019, respectively. Most of this space is in single-tenant buildings. As the date of the expiration of a lease for a single-tenant building approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current leases.

Therefore, if we were to liquidate our portfolio prior to the favorable re-leasing of the space referenced, our stockholders would likely suffer a loss on their investments. Our stockholders may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. In addition, we are likely to have to spend significant capital in order to ready the space for new tenants. To meet our need for cash at this time, we may have to increase borrowings or reduce our distributions, or both.

Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that we pay certain termination fees or, in certain circumstances, that we pay expenses to Griffin.

The Merger Agreement is subject to many conditions that must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others: (i) the approval of the Merger by the holders of a majority of our outstanding shares of common stock; (ii) the absence of any law, order or other legal restraint or prohibition that would prohibit, make illegal, enjoin, or otherwise restrict, prevent, or prohibit the Merger or any of the transactions contemplated by the Merger Agreement; and (iii) the effectiveness of the registration statement on Form S-4 filed by Griffin for purposes of registering the Griffin common stock to be issued in connection with the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others: (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (x) the other party's compliance with its covenants and agreements contained in the Merger Agreement; (y) the absence of any event, change, or occurrence arising during the period from the date of the Merger Agreement until the effective time of the Merger that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the other party; and (z) the receipt of an opinion of counsel of each party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT.

There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. Failure to consummate the Merger may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the Merger closes, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the Merger, whether or not it closes, will divert the attention of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or Griffin may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by September 30, 2015, and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Griffin a termination fee of $20 million. The Merger Agreement also provides that one party may be required to reimburse the other party's transaction expenses, not to exceed $3.0 million, if the Merger Agreement is terminated under certain circumstances.

The pendency of the Merger could adversely affect our business and operations.

Due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to take certain actions, even if we believe such actions could otherwise prove to be beneficial to our stockholders.

The Merger Agreement includes restrictions on our ability to make excess distributions to our stockholders, even if we would otherwise have net income and net cash available to make such distributions.

The terms of the Merger Agreement generally prohibit us from making distributions to our stockholders in excess of $1.50 per share of our common stock (determined on an annual basis), unless we obtain the prior written consent of Griffin. While we and Griffin have generally agreed to use our reasonable best efforts to close the Merger in an expeditious manner, factors could cause the delay of the closing, which include obtaining the approval of the Merger from our stockholders. Therefore, even if we have available net income or net cash to make distributions to our stockholders and satisfies any other conditions to make such distributions, the terms of the Merger Agreement could prohibit such action.

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

We intend to use the most recent price paid to acquire a share in the primary portion of our Initial Offering as the estimated value of our shares, which is likely greater than the amount a stockholder would receive upon the resale of his or her shares or upon the liquidation of our assets.

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

To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participated in the primary portion of our Initial Offering, pursuant to applicable FINRA and NASD Conduct Rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, we estimated the value of our common shares as $25.00 per share as of December 31, 2014. The basis for this valuation is the fact that the last offering price paid to acquire a share of common stock in the primary portion of our Initial Offering was $25.00 per share (ignoring purchase price discounts for certain categories of purchasers).

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

Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares of our common stock under an incentive compensation equity award plan to our independent directors or to our employees; or (iv) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Signature Office OP. To the extent we issue additional equity interests, our stockholders' percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our Initial Offering, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.

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

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property, which may not have efficient alternative uses. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.

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

We have incurred indebtedness and are likely to incur additional indebtedness. We may incur indebtedness to acquire properties, to fund property improvements and other capital expenditures, to pay distributions, and for other purposes.

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

High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders, may hinder our ability to raise more capital by borrowing more money, and/or may force us to dispose of some of our assets.

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

To qualify as a REIT, we generally must distribute to our stockholders each year at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of nondeductible capital expenditures; (iii) the creation of reserves; or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit-sharing, Section 401(k), or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Code fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k), or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an individual retirement account, or "IRA") that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

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

If a stockholder invested in our shares through an IRA or other retirement plan, he or she will be unable to withdraw required minimum distributions.

If a stockholder established an IRA or other retirement plan through which he or she invested in our shares, federal law may require him or her to withdraw required minimum distributions ("RMDs") from such plan in the future. Our board of directors terminated our share redemption program effective April 30, 2014. As a result, he or she will be unable to redeem his or her shares at a time in which he or she needs liquidity to satisfy the RMD requirements under his or her IRA or other retirement plan. If he or she fails to withdraw RMDs from the IRA or other retirement plan, he or she may be subject to certain tax penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Overview
As of December 31, 2014, we owned 13 office properties consisting of 15 buildings and located in eight states. At December 31, 2014, our office properties were approximately 97.8% leased with an average lease term remaining of approximately five years. The table set forth below shows information relating to the properties we owned as of December 31, 2014.

Properties	Location	% Leased as of December 31, 2014		Rentable Square Feet	Total Purchase Price(1)	% of Total Assets	Annualized Base Rent(2)	Average Annualized Base Rent per Square Foot
Royal Ridge V Building	Irving, TX	100.0%	(3)	119,611	$18,134,588	2.8%	$2,534,780	$21.19
333 East Lake Street Building	Bloomingdale, IL	97.9%		71,053	11,710,764	1.8%	1,994,854	$28.08
Westway One Building	Houston, TX	100.0%		143,961	31,000,000	4.8%	4,588,598	$31.87
Duke Bridges I & II Buildings	Frisco, TX	100.0%		284,198	49,000,000	7.7%	6,352,620	$22.35
Miramar Centre II Building	Miramar, FL	100.0%		96,394	20,921,636	3.3%	2,828,735	$29.35
7601 Technology Way Building	Denver, CO	100.0%		182,875	41,500,000	6.5%	5,466,792	$29.89
Westway II Building	Houston, TX	100.0%		242,374	70,313,406	11.0%	9,286,732	$38.32
Franklin Center Building	Columbia, MD	85.4%	(4)	200,593	65,000,000	10.2%	5,696,486	$28.40
South Lake Building	Herndon, VA	100.0%		268,240	90,900,000	14.2%	9,897,708	$36.90
Four Parkway North Building	Deerfield, IL	100.0%		171,750	41,144,691	6.4%	5,333,431	$31.05
2275 Cabot Drive Building	Lisle, IL	100.0%		94,375	17,993,058	2.8%	2,599,687	$27.55
4650 Lakehurst Court Building	Columbus, OH	100.0%		164,639	24,727,760	3.9%	3,692,511	$22.43
64 & 66 Perimeter Center Buildings	Atlanta, GA	95.2%		583,690	95,297,762	14.9%	12,518,720	$21.45
Total Portfolio		97.8%		2,623,753	$577,643,665	90.3%	$72,791,654

(1)
Purchase price is presented net of adjustments and exclusive of closing costs and acquisition fees and has been allocated to tangible assets, consisting of land, building and site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on estimates of their fair values.

(2)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2014, multiplied by 12 months. The amount reflects total rent before rent abatements.

(3)
JP Morgan exercised an early lease termination option for a portion of its space and subsequently entered into an agreement to terminate the remaining floor of its lease at the Royal Ridge V Building, effective January 23, 2015. In January 2015, we entered into a 10-year lease agreement with NEC Corporation of America to lease the entire space previously occupied by JP Morgan, effective December 1, 2015.

(4)	Leidos exercised an early lease termination option for 29,280 square feet of its space in the Franklin Center Building, effective December 31, 2014.

Property Statistics
The following table shows the tenant diversification of our office properties as of December 31, 2014.

Tenant	2014 Annualized Base Rent (1)	Percentage of 2014 Annualized Base Rent
State Farm Mutual Auto Insurance Co.	$10,710,169	15%
Time Warner Cable	9,870,351	14%
GE Oil & Gas, Inc.	7,134,629	10%
T-Mobile West Corporation	5,746,308	8%
Leidos	5,647,690	8%
Jackson National Life Insurance Company	5,466,792	7%
Cameron Solutions	4,133,071	6%
Qwest Communications Company, LLC	3,692,511	5%
Humana Medical Plan, Inc.	2,828,735	4%
CF Industries	2,633,045	4%
McCain Foods USA, Inc.	2,599,687	4%
JP Morgan Chase Bank	2,534,780	3%
Lundbeck	2,410,956	3%
Other(2)	7,382,930	9%
	$72,791,654	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2014, multiplied by 12 months. The amount reflects total rent before rent abatements.

(2)	No more than 3% is attributable to any individual tenant.
The following table shows the tenant industry diversification of our office properties as of December 31, 2014.

Industry	2014 Annualized Base Rent (1)	Rentable Square Feet	Percentage of 2014 Annualized Base Rent
Communication	19,309,171	688,310	27%
Insurance Carriers	19,005,696	780,970	26%
Business Services	7,401,617	226,488	10%
Electronic And Other Electric Equipment	7,134,629	186,957	10%
Chemicals And Allied Products	5,044,001	162,509	7%
Industrial Machinery And Equipment	4,133,071	128,645	6%
Depository Institutions	2,698,968	123,855	4%
Food And Kindred Products	2,599,687	94,375	3%
Other(2)	5,464,814	172,867	7%
Vacant	—	58,777	—%
	$72,791,654	2,623,753	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2014, multiplied by 12 months. The amount reflects total rent before rent abatements.

(2)	No more than 3% is attributable to any individual industry.

The following table shows lease expirations of our office properties as of December 31, 2014, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal or contraction options or termination rights that have not been received prior to December 31, 2014.

Year of Lease Expiration	2014 Annualized Base Rent(1)	Rentable Square Feet Expiring	Percentage of 2014 Annualized Base Rent
Vacant	$—	58,777	—%
2015	3,957,899	159,399	5%
2016	455,527	15,316	1%
2017	17,281,192	649,151	23%
2018	6,377,932	204,497	9%
2019	22,380,241	615,646	31%
2020	48,798	8,057	—%
2021	3,727,348	123,631	5%
2022	4,766,731	192,526	7%
2023	11,385,030	519,928	16%
2024	—	—	—%
Thereafter	2,410,956	76,825	3%
	$72,791,654	2,623,753	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2014, multiplied by 12 months. The amount reflects total rent before rent abatements.

The following table shows the geographic diversification by metropolitan statistical area ("MSA") of our office properties as of December 31, 2014.

MSA	2014 Annualized Base Rent(1)	Rentable Square Feet	Percentage of 2014 Annualized Base Rent
Houston	13,875,328	386,335	19%
Atlanta	12,518,719	583,690	17%
Chicago	9,927,972	337,178	14%
Northern Virginia	9,897,708	268,240	14%
Dallas	8,887,401	403,809	12%
Baltimore	5,696,488	200,593	8%
Denver	5,466,792	182,875	7%
Columbus	3,692,511	164,639	5%
Fort Lauderdale	2,828,735	96,394	4%
	$72,791,654	2,623,753	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2014, multiplied by 12 months. The amount reflects total rent before rent abatements.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information
As of February 28, 2015, we had approximately 20.5 million shares of common stock outstanding held of record by a total of 10,935 stockholders. The number of stockholders is based on the records of DST Systems Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist FINRA members who participated in our public offering of common stock, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of IRAs in the preparation of their reports relating to an investment in our shares. For these purposes, our estimated value of a share of our common stock is $25.00 per share as of December 31, 2014. The basis for this estimated valuation is the fact that the last price paid to acquire a share in our Initial Offering was $25.00 per share (excluding purchase price discounts for certain categories of purchasers). The $25.00 per share estimated value is not based on an appraisal of our properties, and there is no true “market value” for our shares because the shares are illiquid and no public trading market for our shares exists at this time. There can be no assurance that our stockholders would be able to receive $25.00 per share upon liquidating their investments if any such market did exist.
This estimated value is likely to be higher than the price at which you could resell your shares or the price you would receive per share if we were to liquidate because (i) the Initial Offering involved the payment of underwriting compensation and other directed selling efforts, organization and offering costs and acquisition and advisory fees and expenses; (ii) there is no public trading market for our shares; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments; (iv) the estimated value does not take into account how developments related to individual assets (such as the impending expiration of a large portion of our leases in 2017 and 2019) may have increased or decreased the value of our portfolio; and (v) we have paid distributions in excess of our cash flow from operations.There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.
We previously disclosed that 18 months after the last sale in the primary portion of the Initial Offering, we expected to provide an estimated value per share of our common stock based on estimates of the values of our assets net of our liabilities (a “net asset value”). As the primary portion of the Initial Offering terminated in June 2013, we were scheduled to disclose a net asset value per share by December 10, 2014. However, on November 21, 2014, we entered into the Merger Agreement with Griffin and the Merger Sub, pursuant to which we will merge with the Merger Sub. Given that the consideration in the Merger is a fixed number of shares of Griffin common stock, and given the financial analysis performed in connection with our financial advisor's determination that the Merger consideration is fair, which analysis will be described in the proxy statement/prospectus that will be mailed in the coming months, we have not determined a net asset value per share as previously anticipated.

Distributions
We intend to make distributions each taxable year equal to at least 90% of our REIT taxable income. One of our primary goals is to pay regular quarterly distributions to our stockholders. The amount of distributions paid and the taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.
When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in accordance with GAAP in the accompanying consolidated statements of cash flows), adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As provided in the prospectus for the Initial Offering and the DRP, acquisition-related costs were funded with cash generated from the sale of common stock in the Initial Offering and the DRP and, therefore, were not funded with cash generated from operations.

Quarterly distributions paid to the stockholders during 2014 and 2013 were as follows:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$7,646,192	$7,677,385	$7,677,385	$7,677,386	$30,678,348

Per-Share Investment Income(1)	$0.298	$0.298	$0.298	$0.298	$1.192
Per-Share Return of Capital(2)	$0.077	$0.077	$0.077	$0.077	$0.308
Total Per-Share Distribution	$0.375	$0.375	$0.375	$0.375	$1.500

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$6,663,546	$7,422,316	$7,624,404	$7,617,924	$29,328,190

Per-Share Investment Income(1)	$0.151	$0.152	$0.153	$0.153	$0.609
Per-Share Return of Capital(2)	$0.219	$0.222	$0.222	$0.222	$0.885
Total Per-Share Distribution	$0.370	$0.374	$0.375	$0.375	$1.494

(1)	Approximately 80% and 41% of the distributions paid during the years ended December 31, 2014 and 2013, respectively, were taxable to the investor as ordinary income.

(2)	Approximately 20% and 59% of the distributions paid during the years ended December 31, 2014 and 2013, respectively, were characterized as tax-deferred.
Our board of directors has declared a distribution for the first quarter of 2015 to stockholders of record as of March 13, 2015 in the amount of $0.375 per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay these distributions in March 2015.

Redemption of Common Stock

Our board of directors previously adopted the Amended SRP, which allowed stockholders to redeem those shares, subject to certain limitations and penalties. The Amended SRP was terminated, effective April 30, 2014. All redemption requests submitted prior to the termination of the Amended SRP were subject to the limits on the dollar value and number of shares that could be redeemed under the terms of the Amended SRP. In February, March and April 2014, requests for redemption of shares that were not sought within two years of a stockholder's death or qualifying disability or in connection with a stockholder (or a stockholder's spouse) qualifying for federal assistance for confinement to a long-term care facility ("Ordinary Redemptions") exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 8.5%, 29.2% and 7.0%, respectively. As of the termination of the Amended SRP, approximately 141,424 shares of our common stock were tendered for redemption and not redeemed as a result of the limit on the dollar value of shares that could be redeemed under the terms of the Amended SRP. These shares tendered for redemption that could not be redeemed prior to the termination of the Amended SRP on April 30, 2014 are no longer held in queue for redemption at a later date under the Amended SRP or otherwise.

Shares redeemed pursuant to the Amended SRP are accounted for as common stock. The program contained different rules for redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. Shares redeemed as Ordinary Redemptions were required to be held for at least one year prior to redemption. Redemptions sought within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility did not require a one-year holding period.

The Amended SRP provided that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, were to be calculated in the same manner. Specifically, the redemption price per share was 91% of the price at which we sold the share, or $22.75 per share for a share issued at $25.00. Prior to October 1, 2012, the redemption price for redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility was the amount paid for the shares.

In addition to the one-year holding period for Ordinary Redemptions, through its termination, effective April 30, 2014, the Amended SRP was subject to the following limitations on the number of shares that we could redeem:

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

The Amended SRP did not allow for the redemption of any share that had been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share were not eligible to participate in the Amended SRP with respect to the shares so transferred.
During the year ended December 31, 2014, approximately 127,451 shares of common stock were redeemed under the Amended SRP for approximately $2.9 million.
Unregistered Issuance of Securities
During 2014, we did not issue any securities that were not registered under the Securities Act.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our 2010 Long-Term Incentive Plan as of December 31, 2014:

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

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof:

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Total assets	$639,591,535	$675,539,446	$697,817,542	$314,170,975	$35,420,561
Total stockholders' equity	$353,261,739	$373,347,793	$335,842,389	$179,334,927	$16,500,755
Outstanding debt	$156,000,000	$167,400,000	$220,900,000	$120,954,895	$17,275,000
Outstanding long-term debt	$100,000,000	$142,500,000	$220,900,000	$109,900,000	$11,100,000
Obligations under capital leases	$115,000,000	$115,000,000	$115,000,000	$—	$—

	Years ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$76,937,020	$69,267,549	$48,011,115	$18,519,397	$755,389
Net income (loss)	$6,051,481	$(993,132)	$(8,484,523)	$(10,071,668)	$(1,543,623)
Net cash provided by (used in) operating activities	$40,342,395	$24,041,955	$16,042,583	$2,288,530	$(696,120)
Net cash used in investing activities	$(1,446,210)	$(14,053,558)	$(270,814,664)	$(278,043,529)	$(29,426,144)
Net cash (used in) provided by financing activities(1)	$(41,231,212)	$(18,549,314)	$266,037,111	$276,012,857	$34,355,272
Distributions paid	$(30,678,348)	$(29,328,190)	$(19,854,661)	$(6,130,747)	$(86,367)
Proceeds raised through issuance of our common stock(2)	$3,735,858	$82,424,667	$215,977,971	$205,282,643	$20,322,428
Net debt (repayments) proceeds(2)	$(11,400,000)	$(53,500,000)	$99,945,105	$103,679,895	$17,275,000
Investments in real estate(2)	$(318,007)	$(8,943,433)	$(269,490,488)	$(277,245,814)	$(29,426,144)
Per weighted-average common share data:
Net income (loss) – basic and diluted	$0.30	$(0.05)	$(0.63)	$(2.26)	$(13.48)
Distributions declared	$1.50	$1.43	$1.50	$1.46	$0.26
Weighted-average common shares outstanding	20,464,863	19,736,887	13,542,837	4,452,157	114,526
Funds from Operations Data(3):
Net income (loss)	$6,051,481	$(993,132)	$(8,484,523)	$(10,071,668)	$(1,543,623)
Depreciation of real estate assets	18,549,515	17,768,543	12,422,906	4,484,518	252,225
Amortization of lease-related costs	11,982,320	11,292,059	7,695,172	2,480,235	88,795
Funds From Operations(3)	$36,583,316	$28,067,470	$11,633,555	$(3,106,915)	$(1,202,603)
Additional amortization of lease costs	3,172,561	2,885,695	2,159,349	1,019,736	22,000
Straight-line rental income	(1,060,472)	(7,876,148)	(3,056,134)	(793,750)	(38,515)
Real estate acquisition-related costs	—	1,674,094	5,912,302	6,784,605	668,855
Noncash interest expense	1,154,865	1,205,927	2,092,435	1,199,324	152,990
Master lease proceeds	504,986	9,937,273	1,324,949	535,038	—
Adjusted Funds From Operations(3)	$40,355,256	$35,894,311	$20,066,456	$5,638,038	$(397,273)

(1)	Includes distributions paid. Please refer to our accompanying consolidated statements of cash flows.

(2)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(3)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations and Adjusted Funds From Operations” for the definition and information regarding why we present Funds from Operations and Adjusted Funds from Operations and for a reconciliation of these non-GAAP financial measures to net income (loss).

Signature Office REIT commenced active operations on September 29, 2010 and acquired properties from October 2010 through December 2012. Accordingly, the selected historical financial information presented above for the years ended December 31, 2010, 2011, and 2012 is not directly comparable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.
Overview
We operate a diversified portfolio of commercial real estate consisting of high-quality, income-producing office properties primarily leased to creditworthy entities located in major metropolitan areas throughout the United States.  Portfolio data as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Total number of properties/buildings	13 / 15	13 /15
Total square feet	2,623,753	2,623,527
Percent of total square feet leased	97.8%	99.3%
We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.
From June 2010 through June 2013, we raised gross offering proceeds of approximately $527.7 million through the issuance of common stock under our Initial Offering, including proceeds from our DRP, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds. We continued to raise equity proceeds through the DRP through March 2014, after which the DRP was terminated. As a result, starting with the second quarter of 2014, all distributions have been or are expected to be paid in cash and will not be reinvested in shares of our common stock. In addition, the Amended SRP was terminated effective April 30, 2014.
From inception through December 31, 2013, we had no paid employees and were externally advised and managed by the Advisor and Wells Management, wholly owned subsidiaries of WREF. On January 1, 2014, upon the termination of the Revised Advisory Agreement and the hiring of the employees necessary to perform the requisite corporate functions previously performed by the Advisor and its affiliates, we completed our transition to a self-managed company. From January 1, 2014 through June 30, 2014, we received certain services from WREF, as specified in the TSA, to assist in our transition to becoming a self-managed company. On June 30, 2014, we entered into the TSA Amendment, which extended the expiration date of the TSA as it relates to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. These transactions have resulted in, and are expected to continue to result in, increased general and administrative expenses due to the employment-related costs and other costs we incur as a self-managed company. Such increases in general and administrative expenses were offset by the elimination of the payment of related-party asset management fees to the Advisor, resulting in a net cost savings to us for the year ended December 31, 2014. For additional details, please refer to Note 10 of the accompanying consolidated financial statements.

Following our initial fundraising and acquisition phases, we have continued to concentrate our efforts on actively managing our assets, including enhancing the composition of our portfolio and its total return potential for our stockholders. In addition, we have more recently focused on the exploration of strategic options which could result in the execution of a transaction well in advance of July 31, 2020, the date by which we must have listed on a national securities exchange or sought stockholder approval to (i) extend or amend this listing deadline or (ii) begin liquidation. In connection with our exploration of strategic options, on November 21, 2014, we entered into the Merger Agreement with Griffin. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of our common stock issued and outstanding immediately prior to the Merger Effective Time will be converted into 2.04 shares of common stock of Griffin Common Stock. In evaluating the Merger Agreement, our board of directors consulted with our senior management and legal, business and financial advisors and considered several factors that it viewed as supporting its decision to enter into the Merger Agreement with Griffin.

Subject to limitations set forth in the Merger Agreement, our operating strategy entails actively managing our portfolio to generate sufficient cash flow from operations to meet our required obligations and to provide current income in the form of cash distributions to our investors; managing lease expirations with a goal of achieving diversified lease expiration dates; maintaining a moderate leverage profile; considering appropriate actions for future lease expirations resulting in receipt of increased rents over longer terms; and controlling administrative operating expenses as a percentage of revenues. With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as (i) a projected reduction in operating cash flows in 2015 due to vacancy created by the early lease terminations exercised in 2014 by Leidos and JP Morgan, which were effective January 2015, (ii) addressing the risks associated with our lease expiration dates, specifically in 2017 and 2019, and (iii) repaying or refinancing our outstanding borrowings as they become due. Each of these challenges was considered in our evaluation of the terms of the Merger Agreement.

General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S. real gross domestic product (“real GDP”), the U.S. economy increased by 2.2% in 2014, according to estimates, consistent with the increase in 2013. The growth of the U.S. economy in 2014 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, private inventory investment, state and local government spending, and residential fixed investment that were partly offset by a negative contribution from federal government spending. While there are still challenges to the U.S. economic expansion, management believes the U.S. economy will remain on an upward track as there are several signs of positive momentum heading into 2015, including high consumer confidence largely attributable to low interest rates and falling oil prices, improved corporate earnings, and increased foreign investment driven by a strengthening U.S. dollar. Questions regarding monetary policy, specifically when the Federal Reserve will begin to increase interest rates, have become increasingly common as the economy begins to move towards pre-recession levels. Given the trend of improving economic data observed at the end of 2014, we are cautiously optimistic that 2015 will deliver a real GDP growth number greater than the growth experienced in the prior two years and that corporate America will seek to reinvest its cash in the hiring of new employees as well as higher quality and growing office space.

The overall strengthening of the U.S. economy in 2014 was reflected in real estate market fundamentals, with major market indicators showing the speed of the recovery picking up aggressively. Net absorption was 22.4 million square feet in the fourth quarter and 71.7 million square feet for the year, which is an increase as compared to the 51.6 million square feet of net absorption in 2013 and makes 2014 the strongest year of demand since 2006. More than 70% of metropolitan areas experienced occupancy gains in both 2013 and 2014. As a result of the additional space absorbed, vacancy levels declined to 11.5% in the fourth quarter of 2014, an improvement from a 12.2% vacancy rate at the end of 2013, with 56 out of 80 metropolitan areas (70%) showing declines in vacancy rates. As expansionary activity took place across markets in 2014, vacancy rates for all classes of office space declined, with Class A vacancy recording the sharpest year-over-year decline. Although vacancy is down significantly from its recessionary peak in 2010, it is still slightly higher than its pre-recession low in 2008. With vacancy declining in the majority of areas of the country, both rental rates and development activity trended upward. Average quoted rental rates of the total office market saw an increase from $23.67 per square foot in the fourth quarter of 2013 to $24.42 per square foot in the fourth quarter of 2014. Class A and Class B suburban office rents posted the highest year-over-year increases. Although tenants’ desire for Class A space has slowed in comparison to the early recovery, it is still evident that tenants prefer quality office space even as rental rates increase. Consistent with the prior two years, of the total net absorption in 2014, almost

60% occurred in Class A office space, which is above its 35% share of the office market, indicating a continued trend to quality assets by tenants.

Development activity continues to increase across the U.S. as tenant expansions and strengthening fundamentals further justify new construction. Only 10 of 48 major U.S. office markets are without construction activity, further affirming the economy's and office market’s expansion and positive outlook. If continued, this increase in development could lead to a shift in fundamentals from a landlord-favorable market to a more neutral or tenant-favorable market sometime in the next 36 months. At year-end, office investment sales volumes were up 21%. With $121.5 billion of deal volume in the U.S., 2014 marked the highest level of activity since 2007, although still 37% below prior peak levels in 2007. While strong office investment sale activity in primary markets continues to capture domestic capital flows, transacted square footage in secondary markets is representative of the expanding desire for these products in the market. In 2014, secondary markets comprised 53% of transacted square feet as compared to 43% in 2013. While not at the same level as primary markets, sales pricing for core, Class A product in top secondary markets grew between 15% and 25% year-over-year on a per square foot basis. As we enter 2015, we expect the investment sales momentum seen in 2014 to continue, thus resulting in further volume growth and capital appreciation. Growing domestic economic prospects and favorable lending conditions provide further optimism for the U.S. office property market.

Job growth was positive in 2014, with the unemployment rate declining more than one full percentage point to 5.6% at the end of the year. Essential to the commercial real estate sector, office-using employment continued to improve with the U.S. creating 873,000 office-using jobs, up from 721,000 in 2013, and 696,000 in 2012. Economic growth throughout 2014 has become more robust across markets and industries. We expect these trends will continue in 2015. This projected job growth combined with strong corporate profitability and increased foreign investment in the U.S. due to global uncertainties, could potentially prolong the office market recovery by creating sustained demand for space. Anticipated increases in employee headcount and expansionary leasing activity across markets will likely result in continued increases in absorption and rising rental rates until new development delivers in 18 to 24 months and, as a result, rent growth is projected to plateau. Although supply-constrained, tech-heavy markets such as Boston, San Francisco, Portland and New York continue to lead with the most aggressive upward rent trends, landlord confidence has spread across other markets as well with more than 75% of markets considered to be landlord-favorable by the end of 2014. One exception to the strong performance trends seen at the end of 2014 is the slowdown in the energy industry as a result of the recent decline in oil prices. While consumers and most businesses have responded favorably to the decline in oil prices, it has caused oil producers and related industries to see profits diminish and short-term investment plans delayed, and it will likely yield a slower demand environment in vulnerable markets, including Houston.

Impact of Economic Conditions on our Portfolio
As of December 31, 2014, our portfolio was 97.8% leased and only 6% of our leases, measured by 2014 annualized rents and recoveries, expire prior to December 2016. As such, current general economic and real estate market conditions are less likely to have an immediate impact on the operations of our portfolio than future economic conditions closer to the time of significant lease expirations. In 2014, a majority of the MSAs in which our properties are located continued to experience improvements in office space fundamentals and shifted towards being landlord-favorable. We expect these office market fundamentals to continue to improve with modest growth forecasted in the U.S. economy. A potential challenge to our portfolio comes from the recent decline in oil prices, as 19% of our 2014 annualized base rent originated from the energy dependent market of Houston. Although this market may not see rapid near-term growth equivalent to prior years due to the recent decline in oil prices, we expect that growth across other sectors will produce overall positive trends in the market. Our portfolio is also less vulnerable to the impacts of short-term fluctuations in energy prices, as the weighted-average remaining lease term at our Houston properties is in excess of four years with no major tenant's space requiring re-leasing before January 2018. Although our lease expirations over the next two years are minimal, we have greater lease exposure beginning in 2017. As the expected improvements in office property fundamentals materialize in our markets, we may consider certain strategic options for our current roster of leases, including early lease renewals, in order to extend and diversify the years of our current lease expirations, particularly as its relates to 2017 and 2019. As of December 31, 2014, our portfolio had a debt-to-real-estate-asset ratio of approximately 27%, which is lower than the average ratio for our industry and sector. We believe that our moderate leverage, coupled with ample borrowing capacity under our unsecured credit facility ($145.0 million available as of

February 28, 2015), provides considerable financial flexibility, which enables us to respond quickly to unanticipated funding needs and opportunities. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the adverse effects of another downturn in the economy, weak real estate fundamentals, or disruption in the credit markets. If these conditions return, they would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources
Overview
During 2014, we continued to actively manage our real estate portfolio in order to maximize cash flow from operations, to meet our required obligations and to provide current income in the form of cash distributions to our investors. We anticipate that our primary sources of future capital will be derived from operating cash flows from our real estate portfolio and draws from our credit facility. The Signature Unsecured Debt Facility is comprised of the $200 million Signature Revolving Facility and the $100 million Signature Term Loan, which mature on September 26, 2015 and September 26, 2017, respectively. As of December 31, 2014, we had outstanding balances on the Signature Revolving Facility and the Signature Term Loan of $56 million and $100 million, respectively. We do not expect the results of operations to provide sufficient cash flow to pay off the Signature Revolving Facility. We have the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions, including (i) no existence of default, (ii) no material adverse effect has occurred in our financial condition, (iii) compliance with covenants set forth in the Signature Unsecured Debt Facility, and (iv) payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility. To the extent necessary, we intend to either refinance the Signature Unsecured Debt Facility prior to the maturity of the Signature Revolving Facility in September 2015 or to exercise the first of two 12-month extension options available to us.
Subject to limitations set forth in the Merger Agreement, we expect that our primary uses of capital will continue to include stockholder distributions and funding capital improvements to our existing properties, as well as potential future acquisitions of real estate properties. Stockholder distributions will be largely dependent upon, among other things, the amount of cash generated from our operating activities, our determination of near-term cash needs for capital expenditures at our properties and debt repayments, and our expectations of future operating cash flow generated from our properties.
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
Short-Term Liquidity and Capital Resources
During the year ended December 31, 2014, net cash provided by operating activities was approximately $40.3 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, property management fees, and general and administrative costs, such as salaries, legal, accounting and other professional fees. During the year ended December 31, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $30.7 million, which were fully funded with net cash provided by operating activities. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information). To the extent that future net cash flow from operating activities exceeds distributions to stockholders, we intend to make repayments on the Signature Revolving Facility.
During the year ended December 31, 2014, net cash used for additions to our existing real estate assets was approximately $0.3 million, primarily related to capital improvements at the Duke Bridges Buildings, and net cash used for deferred lease costs was approximately $1.1 million, primarily related to costs associated with a lease extension with Lundbeck at the Four Parkway North Building.
Net cash used in financing activities for the year ended December 31, 2014 was approximately $41.2 million. During the year ended December 31, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to the DRP, of approximately $30.7 million. During the year ended December 31, 2014, we received gross debt proceeds of approximately $34.7 million from the Signature Revolving Facility, which were primarily used to repay the $24.9 million balance of the Technology Way Loan in full upon its maturity on June 27, 2014. During the year ended December 31, 2014, we funded redemptions of our common stock under the Amended SRP of $2.9 million. During the year ended December 31, 2014, we made total debt repayments of approximately $46.1 million, consisting of $24.9 million on the Technology Way Loan and approximately $21.2 million on the Signature Revolving Facility.
We expect to utilize the residual cash balance of approximately $5.1 million as of December 31, 2014 to satisfy current and future liabilities. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of February 28, 2015, we had access to the borrowing capacity under the Signature Unsecured Debt Facility of $145.0 million.
Our board of directors has declared a distribution for the first quarter of 2015 to stockholders of record as of March 13, 2015 in an amount equal to $0.375 per share (or a 6.0% annualized yield on a $25.00 original share price). We expect to pay this distribution in March 2015. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution.
Debt Covenants

As of December 31, 2014, the Signature Unsecured Debt Facility contained, among others, the following restrictive covenants, as defined by the credit agreement:

		Actual Performance
	Covenant Level	December 31, 2014
Fixed-charge coverage ratio	Greater than 1.75x	10.49
Total debt relative to total asset value	Less than 55%	26%
Secured debt relative to consolidated tangible assets	Less than 40%	0%
Secured debt, excluding non-recourse debt, relative to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $317.7 million(1)	$440.8 million
Net distributions paid relative to funds from operations ("Restricted Payments Covenant")	Less than 90%(2)	68%

(1)	Our tangible net worth must be greater than $233.8 million, plus 72.25% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after September 26, 2012.

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

As of December 31, 2014, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Signature Unsecured Debt Facility. Although we expect to comply with these covenants for the duration of the term of the Signature Unsecured Debt Facility, depending on our future operating performance and distribution payments, we cannot assure such compliance. In the event that we project future non-

compliance with the Restricted Payments Covenant, we have the ability to remain in compliance by reducing future distribution payments.
Long-Term Liquidity and Capital Resources
Subject to limitations set forth in the Merger Agreement, over the long term, we expect that our primary sources of capital will include proceeds from secured or unsecured financings from banks and other lenders and net cash flows from operations, including proceeds from strategic property sales. We anticipate funding distributions to our stockholders from net cash flows from operations; however, we may borrow funds to fund distributions as well.
We expect that our principal demands for capital will include operating expenses, including interest expense on any outstanding indebtedness; funding capital improvements and leasing costs with respect to our existing properties, as well as potential future acquisitions of real estate properties; repayment of debt; and distributions.
We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Our working capital line of credit provides flexibility with regard to managing our capital resources. Over the short term, we expect to temporarily draw on the Signature Revolving Facility to fund capital improvements and leasing costs with respect to our existing properties, as well as potential future acquisitions of real estate properties. Additionally, we may place long-term debt on our existing properties and any properties acquired in the future. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in additional real estate properties, which will allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of real estate properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2014, our debt-to-real-estate-asset ratio was approximately 27%. Prior to its amendment in August 2014, our charter limited us from incurring debt in relation to our net assets in excess of 100%, unless borrowings in excess of this limit were approved by a majority of our board of directors and disclosed in our next quarterly report. During the periods presented, our debt-to-net asset ratio did not exceed 100%.
Contractual Obligations and Commitments
As of December 31, 2014, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$159,000,000	$59,000,000	$100,000,000	$—	$—
Estimated interest on debt obligations(1)	7,253,748	3,153,158	4,100,590	—	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Tenant allowances	2,235,020	2,235,020	—	—	—
Total	$283,488,768	$64,388,178	$104,100,590	$—	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(2)
Amounts include principal obligations only. We will incur an additional $84.5 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 6 to the accompanying consolidated financial statements).

Merger-Related Contingencies
The consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by our stockholders. The Merger Agreement may be terminated under certain circumstances by Griffin or us. Upon termination, if such termination occurs under certain specified circumstances, we may be required to pay Griffin a termination fee of $20 million. The Merger Agreement also provides that one party may be required to reimburse the other party's transaction expenses, not to exceed $3 million, if the Merger Agreement is terminated under certain circumstances.
In connection with entering into the Merger Agreement with Griffin, our board of directors adopted the Retention and Transaction Award Plan to establish guidelines for rewarding eligible employees with certain cash retention bonus payments in connection with their continued employment through the closing of the Merger. Pursuant to the Retention and Transaction Award Plan, each participant will be eligible to receive payment of a cash retention bonus in an amount determined in the sole discretion of the Compensation Committee. The award pool as established by the Retention and Transaction Award Plan is up to $2.2 million. Upon the closing of the Merger, we are obligated to fund these cash retention bonus payments; however, the consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by our stockholders. Should the Merger with Griffin not be completed, we will not be obligated to fund these cash retention bonus payments.
Distributions
Our board of directors declares quarterly distributions based on a single record date at the end of the quarterly period. In determining the rate of stockholder distributions, our board considers a number of factors, including the current and future levels of cash available to fund stockholder distributions, which is dependent upon the operations of our properties, our current and future projected financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. When evaluating the amount of current and future cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in accordance with GAAP in the accompanying consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. In accordance with Accounting Standards Codification Topic 805 Business Combinations ("ASC 805"), we expense all acquisition-related costs as incurred. Acquisition-related costs include customary third-party costs, such as legal fees and expenses; costs of appraisals; accounting fees and expenses; title insurance premiums; and other closing costs. Generally, our policy is to pay distributions based on current and projected cash flow from operations after giving consideration to certain amounts excluded from cash flow from operations under GAAP. Over the long term, we expect to fund stockholder distributions principally with cash flow from operations; however, we may also use borrowings to fund stockholder distributions.
Our board of directors declared quarterly distributions in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) for stockholders of record as of March 14, 2014, June 13, 2014, September 15, 2014 and December 15, 2014. These distributions were paid in March, June, September and December of 2014, respectively.
For the year ended December 31, 2014, we paid total distributions to stockholders, including amounts reinvested in our common stock pursuant to our distribution reinvestment plan, of approximately $30.7 million. During the same period, net cash provided by operating activities was approximately $40.3 million. As a result, the distributions paid to common stockholders for the year ended December 31, 2014, as described above, were fully funded with cash provided by operating activities.
On March 4, 2015, our board of directors declared a distribution to stockholders for the first quarter of 2015 in the amount of $0.375 per share on the outstanding shares of common stock payable to stockholders of record as of March 13, 2015. This rate equates to a 6.0% annualized yield on a $25.00 original share price and is consistent with the quarterly distribution rates declared since the second quarter of 2011. We expect to pay this distribution in March 2015.

Results of Operations
Overview
We commenced active operations on September 29, 2010 and acquired two properties during the year ended December 31, 2010, six properties during the year ended December 31, 2011, and five properties during the year ended December 31, 2012. We did not acquire any additional properties during the years ended December 31, 2013 or December 31, 2014, bringing our total portfolio to 13 properties as of December 31, 2014. Accordingly, the results of operations presented for the year ended December 31, 2012 is not directly comparable to the other periods presented.

Our real estate operating results improved for the year ended December 31, 2014, as compared to the same period in 2013, primarily due to the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings and the elimination of related-party advisory fees and expenses related to our transition to self-management, partially offset by an increase in general and administrative expenses due to employment-related costs and other costs we incur as a self-managed company and costs incurred in connection with the exploration of strategic options, including the Merger.

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
The following table sets forth data from our consolidated statements of operations for the year ended December 31, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented:

	Year ended December 31, 2014	% of Revenues	Year ended December 31, 2013	% of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Revenues:
Rental income	$52,689,430	69%	$53,023,714	77%	$(334,284)	(1)%
Tenant reimbursements	21,759,047	28%	16,207,310	23%	5,551,737	34%
Other property income	2,488,543	3%	36,525	—%	2,452,018	N/M
Total revenues	76,937,020	100%	69,267,549	100%	7,669,471	11%
Expenses:
Property operating costs	25,922,181	34%	23,469,100	34%	2,453,081	10%
Asset and property management fees:
Related-party	—	—%	5,495,142	8%	(5,495,142)	(100)%
Other	1,050,900	1%	1,011,405	1%	39,495	4%
Depreciation	18,555,419	24%	17,768,543	26%	786,876	4%
Amortization	11,982,320	16%	11,292,059	16%	690,261	6%
General and administrative	7,897,682	10%	3,800,454	5%	4,097,228	108%
Acquisition fees and expenses	—	—%	1,674,094	3%	(1,674,094)	(100)%
Total expenses	65,408,502	85%	64,510,797	93%	897,705	1%
Real estate operating income	11,528,518	15%	4,756,752	7%	6,771,766	142%
Other income (expense):
Interest expense	(12,256,606)	(16)%	(12,446,785)	(18)%	(190,179)	(2)%
Interest and other income	6,937,437	9%	6,900,454	10%	36,983	1%
Income (loss) before income tax expense	6,209,349	8%	(789,579)	(1)%	6,998,928	886%
Income tax expense	(157,868)	0%	(203,553)	0%	(45,685)	(22)%
Net income (loss)	$6,051,481	8%	$(993,132)	(1)%	$7,044,613	709%
Per-share net income (loss) - basic and diluted	$0.30		$(0.05)		$0.35	700%
*N/M - Not Meaningful

Revenues
Tenant reimbursements increased $5.6 million, or 34%, for the year ended December 31, 2014 compared to the same period in 2013, primarily as a result of (i) the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013 and (ii) an increase in property operating costs, as described below, of which a portion is reimbursed by our tenants.
Other property income increased $2.5 million for the year ended December 31, 2014 compared to the same period in 2013, due to (i) an early lease termination option exercised by Leidos, effective December 31, 2014, for approximately 29,000 square feet of its space in the Franklin Center Building and (ii) an agreement reached with JP Morgan to terminate the remaining floor of its lease at the Royal Ridge Building effective January 23, 2015. These lease terminations resulted in total termination penalty fees from Leidos and JP Morgan of approximately $1.0 million and $1.8 million, respectively, paid to us and recognized on a straight-line basis from the early termination notice dates through December 2014 and January 2015, respectively. This lease termination income is offset by additional depreciation and amortization related to the acceleration of depreciation and amortization of the remaining tangible and intangible lease assets associated with the early lease terminations. On January 27, 2015, we entered into a 10-year lease agreement with NEC Corporation of America to lease the entire space previously occupied by JP Morgan at the Royal Ridge Building, effective December 1, 2015. We continue to market the vacant space in the Franklin Center Building for lease.
Rental income is expected to decrease in 2015 as a result of the Leidos and JP Morgan early lease terminations, which were effective January 2015. Also in 2015, other property income is expected to return to pre-2014 levels as a result of not recognizing lease termination income equal to that recognized in 2014 related to the Leidos and JP Morgan early lease terminations.
Expenses
Property operating costs increased $2.5 million, or 10%, for the year ended December 31, 2014 compared to the same period in 2013, primarily as a result of an increase in (i) real estate tax expenses at the 4650 Lakehurst Court Building, the Westway II Building, and the 64 & 66 Perimeter Center Buildings, (ii) repairs and maintenance work completed at several properties, (iii) utility and maintenance expenses at the 64 & 66 Perimeter Center Buildings due to an increase in occupancy in 2014, and (iv) seasonal maintenance costs at several properties due to extreme weather conditions experienced in early 2014. Property operating expenses, net of tenant reimbursements, are expected to increase in 2015 due to (i) increases in property taxes and utilities and (ii) a reduction in tenant reimbursements as a result of the vacancy created by the early lease terminations of Leidos and JP Morgan.
Asset and property management fees decreased $5.5 million, or 84%, for the year ended December 31, 2014 compared to the same period in 2013, as a result of no longer incurring related-party asset management fees due to our transition to self-management and termination of the Revised Advisory Agreement effective December 31, 2013. Property operating costs and management fees represented approximately 35% and 43% of total revenues for the year ended December 31, 2014 and December 31, 2013, respectively.
General and administrative expenses increased $4.1 million, or 108%, for the year ended December 31, 2014 compared to the same period in 2013, representing 10% and 5% of revenues, respectively, primarily as a result of the employment-related costs and other costs we incur as a self-managed company and costs incurred in connection with the exploration of strategic options, including the Merger. The increase in general and administrative expenses was offset by the elimination of the advisory fees and expenses previously paid to the Advisor as an externally managed company, resulting in net cost savings to us of approximately $1.3 million, or 14%, for the year ended December 31, 2014. During the year ended December 31, 2014, we incurred $1.2 million of costs in connection with the exploration of strategic options, including the Merger, which contributed to the increase in general and administrative expenses described above. Due to the Merger, we anticipate that we will continue to incur Merger-related expenses throughout 2015.

Acquisition fees and expenses decreased $1.7 million, or 100%, for the year ended December 31, 2014 compared to the same period in 2013, as a result of the expiration of our Initial Offering on June 10, 2013. Absent any additional acquisitions, we do not expect to incur any future acquisition fees and expenses in future periods.
Other Income (Expense)
Interest expense remained relatively stable for the year ended December 31, 2014 compared to the same period in 2013. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Any future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties. We expect interest expense to increase in 2015 as a result of (i) anticipated increases in the balance of our outstanding debt related to re-leasing costs within our portfolio and (ii) projected increases in our cost of borrowings due to increases in LIBOR. We expect that interest and other income will remain relatively stable as compared to 2014.
Net Income (Loss)
Our net income increased to $6.1 million for the year ended December 31, 2014 from a net loss of $1.0 million for the year ended December 31, 2013, primarily due to an increase in our real estate operating income of $6.8 million as a result of the expiration of a majority of State Farm's operating expense reimbursement abatements at the 64 & 66 Perimeter Center Buildings in December 2013, and the elimination of advisory fees and expenses previously paid to the Advisor as an externally managed company, partially offset by the increase in general and administrative expenses related to employment-related costs and other costs incurred as a self-managed company, and costs incurred in connection with the exploration of strategic options, including the Merger. Our net income per share improved to $0.30 for the year ended December 31, 2014 from a net loss per share of $0.05 for the year ended December 31, 2013 due to the improvement in our net income discussed above.
We anticipate that our net income and net income per share in 2015 will decrease from 2014 as a result of the expected decrease in rental income and increases in property operating expenses, net of tenant reimbursements, and interest expense, as described above.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
The following table sets forth data from our consolidated statements of operations for the year ended December 31, 2013 and 2012, respectively, as well as each balance as a percentage of total revenues for the same periods presented:

	Year ended December 31, 2013	% of Revenues	Year ended December 31, 2012	% of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Revenues:
Rental income	$53,023,714	77%	$38,199,442	80%	$14,824,272	39%
Tenant reimbursements	16,207,310	23%	9,771,959	20%	6,435,351	66%
Other property income	36,525	—%	39,714	—%	(3,189)	(8)%
Total revenues	69,267,549	100%	48,011,115	100%	21,256,434	44%
Expenses:
Property operating costs	23,469,100	34%	14,887,050	31%	8,582,050	58%
Asset and property management fees:
Related-party	5,495,142	8%	3,600,057	7%	1,895,085	53%
Other	1,011,405	1%	354,890	1%	656,515	185%
Depreciation	17,768,543	26%	12,422,906	26%	5,345,637	43%
Amortization	11,292,059	16%	7,695,172	16%	3,596,887	47%
General and administrative	3,800,454	5%	4,814,146	10%	(1,013,692)	(21)%
Acquisition fees and expenses	1,674,094	3%	5,912,302	12%	(4,238,208)	(72)%
Total expenses	64,510,797	93%	49,686,523	103%	14,824,274	30%
Real estate operating income (loss)	4,756,752	7%	(1,675,408)	(3)%	6,432,160	384%
Other income (expense):
Interest expense	(12,446,785)	(18)%	(6,708,077)	(14)%	5,738,708	86%
Interest and other income	6,900,454	10%	73,278	—%	6,827,176	N/M
Income before income tax expense	(789,579)	(1)%	(8,310,207)	(17)%	7,520,628	90%
Income tax expense	(203,553)	—%	(174,316)	(1)%	29,237	17%
Net income (loss)	$(993,132)	(1)%	$(8,484,523)	(18)%	$7,491,391	88%
Per-share net income - basic and diluted	$(0.05)		$(0.63)		$0.58	92%
*N/M - Not Meaningful

Revenues
Rental income and tenant reimbursements increased $14.8 million, or 39%, and $6.4 million, or 66%, respectively, for the year ended December 31, 2013 compared to the same period in 2012, primarily as a result of owning the properties acquired in 2012 for an entire year in 2013.
Expenses
Property operating costs and asset and property management fees increased $8.6 million, or 58%, and $2.6 million,or 65%, respectively, for the year ended December 31, 2013 compared to the same period in 2012, primarily as a result of owning the properties acquired in 2012 for an entire year in 2013 and entering into the Revised Advisory Agreement, effective June 11, 2013, which increased the asset management percentage from 0.75% to 1.0%. Please refer to Note 10 of our accompanying consolidated financial statements for further explanation. Property operating costs and management fees as a percentage of total revenues increased to approximately 43% for the year ended December 31, 2013 from approximately 39% for the year ended December 31, 2012 as a result of the abatement of State Farm's operating expense reimbursements in 2013.

Depreciation of real estate and amortization of lease costs increased $5.3 million, or 43%, and $3.6 million, or 47%, respectively, for the year ended December 31, 2013 compared to the same period in 2012, primarily as a result of owning the properties acquired in 2012 for an entire year in 2013.
General and administrative expenses decreased $1.0 million, or 21%, for the year ended December 31, 2013 compared to the same period in 2012, representing 5% and 10% of revenues, respectively, primarily as a result of entering into the Revised Advisory Agreement, effective June 11, 2013, which eliminated (i) the payment of the debt financing fee and (ii) the reimbursement of costs and expenses the Advisor incurred in fulfilling its duties as the asset manager, including wages and salaries of its employees, in exchange for an increase in the asset management fee percentage from 0.75% to 1.0%. Please refer to Note 10 of our accompanying consolidated financial statements for further explanation.
Acquisition fees and expenses decreased $4.2 million, or 72%, for the year ended December 31, 2013 compared to the same period in 2012, primarily due to (i) the absence of non-recurring costs paid to third parties, including transfer taxes, in connection with property acquisitions, and (ii) a decrease in the amount of equity proceeds raised under our Initial Offering during 2013 as compared to 2012. We incurred acquisition fees equal to 2% of gross offering proceeds raised. Please refer to Note 10 of our accompanying consolidated financial statements for additional details.
Other Income (Expense)
Interest expense increased $5.7 million, or 86%, for the year ended December 31, 2013 compared to the same period in 2012, primarily due to incurring interest expense related to capital lease obligations assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest expense related to capital lease obligations is completely offset by an increase in interest and other income from related investments in development authority bonds.
Interest and other income increased $6.8 million for the year ended December 31, 2013 compared to the same period in 2012, primarily due to recognizing interest income related to investments in development authority bonds assumed in connection with the acquisition of the 64 & 66 Perimeter Center Buildings in December 2012. The increase in interest and other income from related investments in development authority bonds is completely offset by an increase in interest expense related to capital lease obligations.
Net Loss
Our net loss decreased $7.5 million, or 88%, for the year ended December 31, 2013 compared to the same period in 2012, primarily due to an increase in our real estate operating income of $6.4 million as a result of owning the properties acquired in 2012 for an entire year in 2013 and a reduction in acquisition fees and expenses. We sustained a net loss for the year ended December 31, 2013 as a result of incurring interest expense, net of interest income, of $5.3 million, which was incurred in connection with borrowings used to finance the purchase of real estate properties. Our net loss per share improved $0.58 for the year ended December 31, 2013 compared to the same period in 2012, due to the decrease in our net loss and an approximate increase in weighted-average shares outstanding of 6.2 million shares.
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
Reconciliations of our net income (loss) to FFO and AFFO for the years ended December 31, 2014, 2013, and 2012 are provided below:

	Years ended December 31,
	2014	2013	2012
Reconciliation of Net Income (Loss) to FFO and AFFO:
Net income (loss)	$6,051,481	$(993,132)	$(8,484,523)
Adjustments:
Depreciation of real estate assets	18,549,515	17,768,543	12,422,906
Amortization of lease-related costs	11,982,320	11,292,059	7,695,172
Total Funds From Operations adjustments	30,531,835	29,060,602	20,118,078
Funds From Operations	36,583,316	28,067,470	11,633,555

Other income (expenses) included in net income (loss) that do not correlate with our operations:
Additional amortization of lease assets	3,172,561	2,885,695	2,159,349
Straight-line rental income	(1,060,472)	(7,876,148)	(3,056,134)
Real estate acquisition-related costs	—	1,674,094	5,912,302
Noncash interest expense	1,154,865	1,205,927	2,092,435
Master lease proceeds	504,986	9,937,273	1,324,949
Adjusted Funds From Operations	$40,355,256	$35,894,311	$20,066,456

Weighted-average common shares outstanding – basic and diluted	20,464,863	19,736,887	13,542,837

FFO per common share - basic and diluted	$1.79	$1.42	$0.86
AFFO per common share - basic and diluted	$1.97	$1.82	$1.48
Portfolio Information
As of December 31, 2014, we owned 13 office properties consisting of 15 buildings and located in eight states. As of December 31, 2014, our office properties were approximately 97.8% leased, with an average lease term remaining of approximately five years. For more information on our portfolio, see Item 2.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of operating properties in which we have an ownership interest may not be recoverable.
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
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease modifications, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. Such lease modifications will be evaluated for impairment if the original in-place lease terms have been modified. For lease modifications where the tenant exercises an early lease termination option, the related unamortized intangible lease assets and liabilities are amortized over the shortened lease term. For lease terminations that are effective immediately, we recognize an impairment loss. For other lease modifications where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss.  For lease extensions of in-place leases that are executed more than one year prior to the original lease expiration date, the useful life of the intangible lease assets and liabilities will be extended over the new lease term with the exception of those components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. We have determined that there has been no impairment in the carrying value of our intangible assets to date; however, during the year ended December 31, 2014, we did accelerate the amortization of the related intangible lease assets in connection with the early lease terminations exercised.

Related-Party Transactions and Agreements
During 2012 and 2013, we were party to agreements with the Advisor, Wells Investment Securities, Inc. ("WIS"), and Wells Management whereby we paid certain fees and reimbursements to the Advisor, WIS, and Wells Management for acquisition fees, selling commissions, dealer-manager fees, property management fees, asset management fees, reimbursement of other offering costs, and reimbursement of operating costs. In connection with the closing of the primary portion of our Initial Offering and our transition to self-management, we terminated the related agreements on or before December 31, 2013. For the period from January 1, 2014 through June 30, 2014, we were party to the TSA with WREF, a former related party, pursuant to which WREF and its affiliates provided certain consulting, support and transitional services to us in order to facilitate our successful transition to self-management. From July 1, 2014 through September 30, 2014, we were party to the TSA Amendment, which extended services under the TSA as it related to certain transfer agent and client services functions. During the year ended December 31 2014, the aggregate amount of fees paid to WREF pursuant to the TSA and TSA Amendment was approximately $0.4 million. Effective June 27, 2014, we entered into an agreement with Wells REF - 6200 The Corners Parkway Owner, LLC, a subsidiary of WREF, to lease 4,221 square feet of the 6200 The Corners Parkway Building to serve as our corporate headquarters. This lease does not indicate any other business relationship between us and WREF except one of a landlord and tenant. See Note 10 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees, and reimbursements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6, Note 8 and Note 10 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	obligations under capital leases; and

•	commitments under existing lease agreements; and

•	the Corporate Office Lease Agreement.
Subsequent Events
See Note 13 to our consolidated financial statements and Part II, Item 9B - Other Information for details of events and transactions occurring after the year ended December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the years ended December 31, 2014, 2013, or 2012.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Declaration of Distributions
On March 4, 2015, our board of directors declared a distribution to stockholders for the first quarter of 2015 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of March 13, 2015. Such distributions will be paid in March 2015.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Nomination of Directors
General
We do not have a standing nominating committee. Our board of directors, which consists solely of "independent" directors as defined by the New York Stock Exchange (“NYSE”), is responsible for identifying and nominating replacements for vacancies among our independent director positions. Our board of directors believes that the primary reason for creating a standing nominating committee is to ensure that candidates for director positions can be identified and their qualifications assessed under a process free from conflicts of interest with us. Because our board of directors consists solely of independent directors, our board of directors has determined that the creation of a standing nominating committee is not necessary. We do not have a charter that governs the director nomination process.
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
Selection of Directors
The board of directors is responsible for selecting its own nominees and recommending them for election by the stockholders. The independent directors must nominate replacements for any vacancies among the independent director positions. All director nominees then stand for election by the stockholders annually.
In order to be considered by the board of directors, recommendations made by stockholders must be submitted within the timeframe required to request a proposal to be included in the proxy materials. In evaluating the persons recommended as potential directors, the board of directors will consider each candidate without regard to the source of the recommendation and take into account those factors that the board of directors determine are relevant. Stockholders may directly nominate potential directors (without the recommendation of the board of directors) by satisfying the procedural requirements for such nomination as provided in Article II, Section 2.12, of our bylaws. Any stockholder may request a copy of our bylaws free of charge by calling our Shareholder Services team at 1-855-328-0109.
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2015.

Name	Position(s)	Age	Year First Became a Director
Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Chief Operating Officer	64	N/A
Glen F. Smith	Senior Vice President and Chief Financial Officer	38	N/A
Frank M. Bishop	Chairman of the Board and Director	71	2010
Stephen J. LaMontagne	Director	53	2013
Harvey E. Tarpley	Director	74	2010

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
Glen F. Smith has served as our Senior Vice President and Chief Financial Officer since September 18, 2013. Mr. Smith served as Chief Accounting Officer for WREF from April 2011 through December 2013, where he oversaw our accounting and reporting functions. He served as Senior Vice President of WREF from March 2013 through December 2013 and he served as Vice President from March 2012 through March 2013. From June 2007 to April 2011, Mr. Smith served as Director of Financial Reporting for WREF, in which capacity he was responsible for the internal and external reporting functions for various public REITs sponsored by WREF.
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

Frank M. Bishop has served as one of our directors since June 2010 and as the Chairman of the board of directors since January 1, 2014. Since 2001, Mr. Bishop has served as the General Partner of AL III Management Co., an investment partnership with a focus on early stage investments. From 1987 until 2001, Mr. Bishop served as a member of the senior management that built INVESCO into one of the largest publicly traded global investment management companies, with shareholder equity valued at approximately $4.5 billion at the time of his retirement in 2001. During Mr. Bishop's tenure at INVESCO, he served as the President and Chief Executive Officer of both INVESCO Capital Management and INVESCO, Inc., the North American operating subsidiary of AMVESCAP, PLC, which later became INVESCO, Ltd. (NYSE: IVZ). In his role at INVESCO, Mr. Bishop served as a director to multiple INVESCO management and advisory companies, including INVESCO Realty Advisors, INVESCO Management & Research, and PRIMCO Capital Management.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2014.

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
The Compensation Committee was formed by the board of directors on November 6, 2013 upon the recommendation of the board of directors in connection with our transition to self-management. The Compensation Committee held one meeting in 2013 to approve the base salaries and severance plan for our employees, effective January 1, 2014, in preparation for our transition to self-management. The Compensation Committee held six meetings in 2014.
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
As part of its 2013 engagement, FPL Associates provided competitive market compensation data for a peer group, which was selected primarily based on total capitalization that is similar to ours, consisting of the following 12 companies:

Agree Realty Corporation	Excel Trust, Inc.	Summit Hotel Properties, Inc.
Associated Estates Realty Corporation	Hudson Pacific Properties, Inc.	Terreno Realty Corporation
Campus Crest Communities, Inc.	One Liberty Properties	UMH Properties, Inc.
Chatham Lodging Trust	STAG Industrial, Inc.	Urstadt Biddle Properties Inc.
Using market data and information it received from FPL Associates, the Compensation Committee, with input from management and the full board of directors, established the base salaries for our employees, effective January 1, 2014. In establishing the base salaries for our employees, the Compensation Committee did not target compensation levels at any specific point or percentile against the peer group data; however, it did look to ensure that overall base salaries approximated the market median, based on the peer groups presented by FPL Associates, unless substantial performance occurs.
Compensation of Executive Officers
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
Compensation. During the term of each employment agreement, we will pay each executive an annual base salary, which will be reviewed annually and may be increased. In addition, during the term of each employment agreement, each executive is eligible to receive a discretionary bonus of $50,000 as well as participate in all benefit, incentive, savings and retirement plans and programs available to our employees. The following table sets forth information concerning total compensation for our executive officers for the year ended December 31, 2014.

Name and Principal Position	Salary	Incentive Payment(1)	Bonus(2)	All Other Compensation(3)	Total
Douglas P. Williams	$300,000	$90,000	$50,000	$9,337	$449,337
Chief Operating Officer
Glen F. Smith	$300,000	$90,000	$50,000	$6,685	$446,685
Chief Financial Officer

(1) Represents incentive payments approved by the Compensation Committee pursuant to our annual incentive plan as further discussed below.
(2) Represents discretionary bonuses approved by the Compensation Committee as provided for in our executive officers' employment agreements.
(3) Includes amounts paid for long-term and short-term disability insurance and matching of 401(k) contributions.
Term. Messrs. Williams and Smith's employment agreements extend through December 31, 2015 and 2016, respectively, and provide for one-year renewal periods.
Payments Upon Termination or a Change of Control. Messrs. Williams and Smith's employment agreements provide for certain severance benefits if employment is terminated by us without “cause” or if the executive resigns for “good reason” (each as defined in the respective employment agreements), as follows:

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
Annual Incentive Plan

Our annual incentive plan (the "Incentive Plan") establishes guidelines for rewarding eligible employees, including our executive officers, for their contribution towards the success of our company. Participants in the Incentive Plan are eligible to receive cash incentive awards contingent upon the achievement of certain corporate goals outlined in the Incentive Plan. The Compensation Committee has complete discretion as to the amount and timing of any awards granted under the Incentive Plan. Our executive officers’ cash incentive opportunities for 2014 under the Incentive Plan are set forth below:

Name and Principal Position	Threshold (10% of 2014 salary)	Target (20% of 2014 salary)	Maximum (30% of 2014 salary)
Douglas P. Williams	$30,000	$60,000	$90,000
Glen F. Smith	$30,000	$60,000	$90,000

In determining the cash incentive awards for the executive officers, the Compensation Committee reviewed the performance of the company to determine if awards would be granted under the Annual Incentive Plan and the amount of any such awards. Individual performance assessments were not components of the calculation of awards granted to our executive officers.

The 2014 corporate goals were established with a focus on (i) the successful completion of our transition to self-management, (ii) expense management, particularly as it relates to portfolio general and administrative expenses, (iii) budgeted performance, and (iv) individual performance and contributions as determined by each employee's direct and indirect supervisors. Payments under the Incentive Plan are dependent on our current and prospective business needs or other criteria as determined in the sole discretion of the Compensation Committee. The amount of incentive awards paid in 2014 were calculated as a percentage of the participant’s salary based on the degree to which we limited our portfolio and administrative expenses during 2014.

Retention and Transaction Award Plan

On November 21, 2014, the our board of directors adopted the Retention and Transaction Award Plan to establish guidelines for rewarding eligible employees, including our executive officers, with certain cash retention bonus payments in connection with their continued employment through the closing of the Merger. Pursuant to the Retention and Transaction Award Plan, each participant will be eligible to receive payment of a cash retention bonus in an amount determined in the sole discretion of the Compensation Committee. The award pool as established by the Retention and Transaction Award Plan is up to $2,200,000. The amount allocated to be received by each of Mr. Williams and Mr. Smith upon consummation of the Merger pursuant to the Retention and Transaction Award Plan is $497,702.

Compensation Prior to 2014

Prior to January 1, 2014, our executive officers did not receive compensation directly from us for services rendered to us, as they were officers and/or employees of the Advisor and its affiliates and were compensated by these entities, in part, for their services to us. Under the terms of the Revised Advisory Agreement, the Advisor was responsible for providing our day-to-day management, subject to the authority of our board of directors. For the year ended December 31, 2013, no portion of our executive officers' salaries related to offering-related activities was reimbursed by us, as offering expenses incurred by the Advisor were in excess of 2.0% of gross offering proceeds and third-party costs were reimbursed first. See Item 13 for a more information on the amount of organizational and offering expenses incurred by us and the Advisor. For the year ended December 31, 2013, we reimbursed $13,006 and $50,304 of Douglas P. Williams' and Brian M. Davis' salaries, respectively, which were allocated to us by the Advisor pursuant to the Original Advisory Agreement in effect through June 10, 2013, based on time spent as our principal financial officer providing services for operating-related activities. Brian M. Davis served as our Chief Financial Officer from March 11, 2013 until September 18, 2013. Reimbursement for Messrs. Williams' and Davis' salaries included a blended mark-up of 30% that the Advisor and its affiliates applied uniformly to all salary reimbursements it sought from us to cover benefits such as health and life insurance paid by the Advisor and its affiliates. See Item 13 for a discussion of the fees paid and expenses reimbursed to the Advisor and its affiliates in connection with managing our operations.

Compensation of Directors
We have provided below certain information regarding compensation paid to or earned by our directors during the 2014 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Frank M. Bishop	$139,250	$139,250
Stephen J. LaMontagne	$122,500	$122,500
Harvey E. Tarpley	$124,500	$124,500
Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $32,000;

•	$2,500 per each regularly scheduled board meeting attended;

•	$2,500 per each regularly scheduled Audit Committee meeting attended (the Audit Committee chairman receives an additional $500 for each meeting attended in person);

•	$1,500 per each regularly scheduled meeting of other committees attended (the chairman of each committee receives an additional $500 for each meeting attended in person); and

•	$250 per each special board meeting or other committee meetings attended whether held in person or by telephone conference.
On October 10, 2014, the board of directors declared an additional one-time cash retainer of $65,000 per director, plus an additional 25% payable to the chairman of the board of directors. This additional cash retainer was declared as a result of the extraordinary amount of time and effort the board of directors spent on our transition to self-management in 2014, as well as the exploration of various strategic options, including the Merger. This payment is included in the amounts listed in the compensation table above.
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
Subject to limitations set forth in the Merger Agreement, the Compensation Committee will administer the incentive plan, with authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting, or settlement of awards may be subject to the attainment of one or more performance goals. Awards will not be granted under the incentive plan if the grant, vesting, or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by the Compensation Committee, no award granted under the incentive plan will be transferable except through the laws of descent and distribution or (except in the case of an incentive stock option) pursuant to a qualified domestic relations order.
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
No awards have been issued under the incentive plan, and we currently have no plans to issue any awards under the incentive plan. Any future issuance of awards under the incentive plan will be subject to limitations set forth in the Merger Agreement.

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
Security Ownership of Certain Beneficial Owners
The following table shows, as of February 28, 2015, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Douglas P. Williams	221	*
Glen F. Smith	—	—
Frank M. Bishop	3,355	*
Stephen J. LaMontagne	—	—
Harvey E. Tarpley	—	—
All officers and directors as a group(3)	3,576	*
*    Less than 1% of the outstanding common stock.

(1)	Address of each named beneficial owner is c/o Signature Office REIT, Inc., 6200 The Corners Parkway. Suite 100, Norcross, Georgia 30092-3365.

(2)	None of the shares are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
As discussed in Item 1. Business, during 2013, we established and carried out a plan to transition our external management platform to a self-managed structure. Beginning January 1, 2014, services previously provided by the Advisor were provided by our employees (other than the services provided by WREF pursuant to the TSA). Prior to the amendment of our charter in August 2014, our charter required our board of directors to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate, a majority of the board of directors was required to conclude that the transaction was fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The board of directors reviewed the material transactions between our affiliates and us since the beginning of 2014. Set forth below is a description of such transactions and the committee's report on their fairness.
Our Relationship with WREF and the Advisor
Transition Services Agreement
We entered into the TSA and TSA Amendment with WREF and its subsidiaries for the period from January 1, 2014 through June 30, 2014 and July 1, 2014 through September 30, 2014, respectively. Pursuant to the TSA, WREF and its affiliates provided certain consulting, support and transitional services to us at our direction in order to facilitate our successful transition to self-management. In return, pursuant to the TSA, we were obligated to pay WREF a monthly consulting fee of $51,267 (the “Consulting Fee”). In addition, we paid directly or reimbursed WREF for third-party expenses paid or incurred by WREF and its affiliates on our behalf in connection with the services provided pursuant to the TSA; provided, however, that (i) WREF obtained written approval from us prior to incurring any third-party expenses for the account of, or reimbursable by, us and (ii) we were not required to reimburse WREF for any administrative service expenses, including WREF's overhead, personnel costs and costs of goods used in the performance of services under the TSA. In addition, the TSA also provided that WREF provide us a portion of the office space used and occupied by WREF commencing on January 1, 2014 and terminating on June 30, 2014 for monthly rent of $4,552. The TSA Amendment extended the expiration date of the TSA as it related to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. Pursuant to the TSA Amendment, WREF and its affiliates continued to provide support for the transfer agent and client services functions to us through September 30, 2014 in exchange for a monthly consulting fee of $6,500 (the "Amended Consulting Fee"). All other transitional services described in the TSA expired on June 30, 2014, in accordance with its terms. There were no payments made under the TSA or TSA Amendment prior to January 1, 2014.

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
Our Relationship with WIS
From inception through December 16, 2013, we were party to a dealer-manager agreement with WIS, which is 100% indirectly owned by Leo F. Wells, a former member of our board of directors who resigned on December 31, 2013. WIS was generally entitled to receive selling commissions of 7% of aggregate gross offering proceeds, except that no selling commissions were paid in connection with the sale of our shares under the DRP. WIS re-allowed 100% of these selling commissions to broker/dealers participating in the Initial Offering. From January 1, 2013 through June 10, 2013, the date on which the Initial Offering terminated, we incurred selling commissions, net of discounts, of approximately $4.7 million to WIS, of which approximately 100% was re-allowed to participating broker/dealers.
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

Indemnification Agreements
On November 21, 2014, we entered into indemnification agreements with Douglas P. Williams, Glen F. Smith, and each of our directors (the “indemnitees”) in order to provide additional clarity with respect to certain procedures relating to obligations under our charter (i) to indemnify our officers and directors, to the maximum extent permitted by Maryland law, against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by the indemnitees or on their behalf in connection with certain matters and (ii) to advance reasonable expenses incurred by the indemnitees or on their behalf in connection with such matters to the maximum extent permitted by Maryland law.

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
Independent Auditors
During the year ended December 31, 2014, Deloitte & Touche LLP served as our independent auditor and Deloitte Tax LLP provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.
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
All services rendered by Deloitte & Touche LLP and Deloitte Tax LLP for the year ended December 31, 2014, were preapproved in accordance with the policies and procedures described above.
Principal Auditor Fees
The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees paid for professional accounting services, including the audit of our annual financial statements by our principal auditor, for the years ended December 31, 2014 and 2013, are set forth in the table below.

	2014	2013
Audit fees	$276,000	$399,000
Audit-related fees	—	—
Tax fees	51,508	54,680
All other fees	—	—
Total fees	$327,508	$453,680

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

Signature Office REIT, Inc.
(Registrant)

Dated:	March 6, 2015	By:	/s/ Douglas P. Williams
Douglas P. Williams
Executive Vice President, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Frank M. Bishop	Independent Director
Frank M. Bishop		March 6, 2015

/s/ Stephen J. LaMontagne	Independent Director
Stephen J. LaMontagne		March 6, 2015

/s/ Harvey E. Tarpley	Independent Director
Harvey E. Tarpley		March 6, 2015

/s/ Douglas P. Williams	Executive Vice President, Secretary, and Treasurer (Principal Executive Officer)
Douglas P. Williams		March 6, 2015

/s/ Glen F. Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Glen F. Smith		March 6, 2015

EXHIBIT INDEX TO
2014 FORM 10-K OF
SIGNATURE OFFICE REIT, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Griffin Capital Essential Asset REIT, Inc., Griffin SAS, LLC and Signature Office REIT, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 24, 2014)

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

4.3	Amended and Restated Distribution Reinvestment Plan dated December 16, 2013 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed December 18, 2013)
10.1*	2010 Long-Term Incentive Plan adopted by the Company on June 7, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 11, 2010)
10.2
Transition to Self-Management Agreement, dated as of November 26, 2013, by and among the Company, Signature Office Operating Partnership, L.P., Wells Real Estate Funds, Inc., and Wells Core Office Income REIT Advisory Services, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 26, 2013)

10.3
Transition Services Agreement by and among the Company, Signature Office Operating Partnership, L.P. and Wells Real Estate Funds, Inc., effective January 1, 2014 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on March 7, 2014)

10.4*
Employment Agreement dated January 1, 2014 among the Company and Douglas P. Williams (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the Commission on March 7, 2014)

10.5*
Employment Agreement dated January 24, 2014 among the Company and Glen F. Smith (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the Commission on March 7, 2014)

10.6*
Form of Indemnification Agreement to be entered with Frank M. Bishop, Harvey E. Tarpley, Stephen J. LaMontagne, Douglas P. Williams and Glen F. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 24, 2014)

10.7*	Retention and Transaction Award Plan Document (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 24, 2014)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2013)
31.1+	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Fourth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q filed with the Commission on November 14, 2013)
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.

+	Filed herewith.
*	Represents management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Signature Office REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Signature Office REIT, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Signature Office REIT, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 6, 2015

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $51,212,159 and $34,488,062 as of December 31, 2014 and 2013, respectively	387,731,127	406,067,891
Intangible lease assets, less accumulated amortization of $25,726,318 and $19,294,426 as of December 31, 2014 and 2013, respectively	36,188,591	46,734,316
Construction in progress	13,770	—
Total real estate assets	479,666,529	508,535,248
Cash and cash equivalents	5,059,952	7,394,979
Tenant receivables, net of allowance for doubtful accounts of $158,654 and $63,736 as of December 31, 2014 and 2013, respectively	14,098,561	13,385,314
Prepaid expenses and other assets	1,254,619	1,641,381
Deferred financing costs, less accumulated amortization of $4,340,323 and $3,485,202 as of December 31, 2014 and 2013, respectively	1,324,513	2,479,378
Intangible lease origination costs, less accumulated amortization of $9,314,242 and $6,584,549 as of December 31, 2014 and 2013, respectively	16,402,544	20,357,957
Deferred lease costs, less accumulated amortization of $2,149,853 and $1,197,248 as of December 31, 2014 and 2013, respectively	6,784,817	6,745,189
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$639,591,535	$675,539,446

Liabilities:
Line of credit	$56,000,000	$42,500,000
Notes payable	100,000,000	124,900,000
Accounts payable and accrued expenses	9,134,243	8,091,277
Accrued capital expenditures and deferred lease costs	86,625	487,825
Deferred income	5,150,410	5,919,573
Intangible lease liabilities, less accumulated amortization of $839,856 and $493,613 as of December 31, 2014 and 2013, respectively	958,518	1,304,761
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	286,329,796	298,203,436

Commitments and Contingencies (Note 6)

Redeemable Common Stock	—	3,988,217

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,473,024 and 20,443,176 shares issued and outstanding as of December 31, 2014 and 2013, respectively	204,730	204,432
Additional paid-in capital	453,828,351	452,981,513
Cumulative distributions in excess of earnings	(101,119,778)	(76,492,911)
Redeemable common stock	—	(3,988,217)
Accumulated other comprehensive income	348,436	642,976
Total stockholders' equity	353,261,739	373,347,793
Total liabilities, redeemable common stock and stockholders' equity	$639,591,535	$675,539,446
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013	2012
Revenues:
Rental income	$52,689,430	$53,023,714	$38,199,442
Tenant reimbursements	21,759,047	16,207,310	9,771,959
Other property income	2,488,543	36,525	39,714
	76,937,020	69,267,549	48,011,115
Expenses:
Property operating costs	25,922,181	23,469,100	14,887,050
Asset and property management fees:
Related-party	—	5,495,142	3,600,057
Other	1,050,900	1,011,405	354,890
Depreciation	18,555,419	17,768,543	12,422,906
Amortization	11,982,320	11,292,059	7,695,172
General and administrative	7,897,682	3,800,454	4,814,146
Acquisition fees and expenses	—	1,674,094	5,912,302
	65,408,502	64,510,797	49,686,523
Real estate operating income (loss)	11,528,518	4,756,752	(1,675,408)
Other income (expense):
Interest expense	(12,256,606)	(12,446,785)	(6,708,077)
Interest and other income	6,937,437	6,900,454	73,278
	(5,319,169)	(5,546,331)	(6,634,799)
Income (loss) before income tax expense	6,209,349	(789,579)	(8,310,207)
Income tax expense	(157,868)	(203,553)	(174,316)
Net income (loss)	$6,051,481	$(993,132)	$(8,484,523)

Per-share net income (loss) – basic and diluted	$0.30	$(0.05)	$(0.63)
Weighted-average common shares outstanding – basic and diluted	20,464,863	19,736,887	13,542,837
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2014	2013	2012
Net income (loss)	$6,051,481	$(993,132)	$(8,484,523)
Other comprehensive income (loss):
Market value adjustment to interest rate swap	(294,540)	996,491	(353,515)
Comprehensive income (loss)	$5,756,941	$3,359	$(8,838,038)
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	9,043,589	$90,436	$200,198,600	$(18,415,942)	$(2,538,167)	$—	$179,334,927
Issuance of common stock	8,671,042	86,710	216,195,320	—	—	—	216,282,030
Redemption of common stock	(165,819)	(1,658)	(4,012,675)	—	—	—	(4,014,333)
Increase in redeemable common stock	—	—	—	—	(2,542,141)	—	(2,542,141)
Distributions to common stockholders ($1.50 per share)	—	—	—	(20,346,238)	—	—	(20,346,238)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(19,654,903)	—	—	—	(19,654,903)
Other offering costs	—	—	(4,378,915)	—	—	—	(4,378,915)
Net loss	—	—	—	(8,484,523)	—	—	(8,484,523)
Market value adjustment to interest rate swap	—	—	—	—	—	(353,515)	(353,515)
Balance, December 31, 2012	17,548,812	$175,488	$388,347,427	$(47,246,703)	$(5,080,308)	$(353,515)	$335,842,389
Issuance of common stock	3,328,698	33,287	82,430,397	—	—	—	82,463,684
Redemption of common stock	(434,334)	(4,343)	(9,853,092)	—	—	—	(9,857,435)
Decrease in redeemable common stock	—	—	—	—	1,092,091	—	1,092,091
Distributions to common stockholders ($1.43 per share)	—	—	—	(28,253,076)	—	—	(28,253,076)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(6,473,522)	—	—	—	(6,473,522)
Other offering costs	—	—	(1,469,697)	—	—	—	(1,469,697)
Net loss	—	—	—	(993,132)	—	—	(993,132)
Market value adjustment to interest rate swap	—	—	—	—	—	996,491	996,491
Balance, December 31, 2013	20,443,176	$204,432	$452,981,513	$(76,492,911)	$(3,988,217)	$642,976	$373,347,793
Issuance of common stock	157,299	1,573	3,734,285	—	—	—	3,735,858
Redemption of common stock	(127,451)	(1,275)	(2,887,350)	—	—	—	(2,888,625)
Decrease in redeemable common stock	—	—	—	—	3,988,217	—	3,988,217
Distributions to common stockholders ($1.50 per share)	—	—	—	(30,678,348)	—	—	(30,678,348)
Other offering costs	—	—	(97)	—	—	—	(97)
Net income	—	—	—	6,051,481	—	—	6,051,481
Market value adjustment to interest rate swap	—	—	—	—	—	(294,540)	(294,540)
Balance, December 31, 2014	20,473,024	$204,730	$453,828,351	$(101,119,778)	$—	$348,436	$353,261,739
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$6,051,481	$(993,132)	$(8,484,523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(1,060,472)	(7,876,148)	(3,056,134)
Depreciation	18,555,419	17,768,543	12,422,906
Amortization	15,154,881	14,177,754	9,854,521
Noncash interest expense	1,154,865	1,205,927	2,092,435
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in other tenant receivables, net	126,100	(1,786,235)	665,248
Decrease (increase) in prepaid expenses and other assets	86,318	(319,984)	135,796
Increase in accounts payable and accrued expenses	1,042,966	288,249	659,165
Decrease in due to affiliates	—	(412,966)	(49,305)
(Decrease) increase in deferred income	(769,163)	1,989,947	1,802,474
Net cash provided by operating activities	40,342,395	24,041,955	16,042,583

Cash Flows from Investing Activities:
Additions to real estate assets	(318,007)	(8,943,433)	(1,156,660)
Acquisition of real estate assets	—	—	(268,333,828)
Deferred lease costs paid	(1,128,203)	(5,110,125)	(1,324,176)
Net cash used in investing activities	(1,446,210)	(14,053,558)	(270,814,664)

Cash Flows from Financing Activities:
Deferred financing costs paid	—	—	(2,448,723)
Proceeds from lines of credit and notes payable	34,650,000	14,500,000	373,931,984
Repayments of lines of credit and notes payable	(46,050,000)	(68,000,000)	(273,986,879)
Issuance of common stock	3,735,858	82,424,667	215,977,971
Redemptions of common stock	(2,888,625)	(9,939,252)	(3,932,516)
Distributions paid to stockholders	(26,942,490)	(15,006,639)	(10,466,302)
Distributions paid to stockholders and reinvested in shares of our common stock	(3,735,858)	(14,321,551)	(9,388,359)
Commissions on stock sales and related dealer-manager fees paid	—	(6,648,460)	(19,302,306)
Other offering costs paid	(97)	(1,558,079)	(4,347,759)
Net cash (used in) provided by financing activities	(41,231,212)	(18,549,314)	266,037,111
Net change in cash and cash equivalents	(2,335,027)	(8,560,917)	11,265,030
Cash and cash equivalents, beginning of period	7,394,979	15,955,896	4,690,866
Cash and cash equivalents, end of period	$5,059,952	$7,394,979	$15,955,896
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

1.	Organization
Signature Office REIT, Inc. ("Signature Office REIT") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties. Signature Office REIT's stock is not listed on a national securities exchange. Signature Office REIT was formed in 2007 and commenced operations in 2010. Substantially all of Signature Office REIT's business is conducted through Signature Office Operating Partnership, L.P. ("Signature Office OP"), a Delaware limited partnership. Signature Office REIT is the sole general partner of Signature Office OP. Signature Office Income Holdings, LLC ("Signature Office Holdings"), a Delaware limited liability company, is the sole limited partner of Signature Office OP. Signature Office REIT owns 100% of the interests of Signature Office Holdings and possesses full legal control and authority over the operations of Signature Office OP and Signature Office Holdings. References to Signature Office REIT herein shall include Signature Office REIT and its subsidiaries, including Signature Office OP and Signature Office Holdings, unless stated otherwise.

Signature Office REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States and leased to creditworthy companies. As of December 31, 2014, Signature Office REIT owned 13 office properties consisting of approximately 2.6 million square feet. As of December 31, 2014, these office properties were 97.8% leased.

From June 2010 through June 2013, Signature Office REIT raised equity proceeds through its initial public offering (the "Initial Offering") of 230.0 million shares of common stock, of which 30.0 million shares were offered through the Signature Office REIT Distribution Reinvestment Plan ("DRP"). Under the Initial Offering, shares of common stock in the primary offering were offered at a price of $25.00 per share, with discounts available to certain categories of purchasers, and DRP shares were offered at a price of $23.75 per share. Signature Office REIT terminated the primary portion of the Initial Offering on June 12, 2013. Signature Office REIT continued to raise equity proceeds through the DRP through March 2014, after which the DRP was terminated. Signature Office REIT raised aggregate net offering proceeds of approximately $460.3 million, including net offering proceeds from the DRP of approximately $29.5 million, substantially all of which were invested in real properties and related assets.
From its inception through December 31, 2013, Signature Office REIT operated as an externally advised REIT pursuant to an advisory agreement, under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performed certain key functions on behalf of Signature Office REIT, including, among others, the investment of capital proceeds and management of day-to-day operations. The advisory agreement, as amended and restated (the "Revised Advisory Agreement"), was effective beginning on June 11, 2013 and replaced the previous agreement between Signature Office REIT and the Advisor in effect through June 10, 2013 (the "Original Advisory Agreement"). The Advisor contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Signature Office REIT. On December 31, 2013, Signature Office REIT terminated the Revised Advisory Agreement and became a self-managed company on January 1, 2014 (the “Self-Management Transition Date”). As a result, management of day-to-day operations is now performed by employees of Signature Office REIT. Contemporaneous with the termination of the Revised Advisory Agreement, Signature Office REIT entered into a Transition Services Agreement (the "TSA") with WREF for the period from January 1, 2014 through June 30, 2014 pursuant to which WREF and its affiliates provided certain consulting, support and transitional services (as set forth in the TSA) to Signature Office REIT at its direction in order to facilitate its successful transition to self-management. On June 30, 2014, Signature Office REIT entered into the first amendment to the TSA with WREF (the "TSA Amendment"), which extended the expiration date of the TSA as it related to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. For additional details about Signature Office REIT's transition to self-management and the TSA, please refer to Note 10.

On November 21, 2014, Signature Office REIT entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Griffin Capital Essential Asset REIT, Inc. (“Griffin”) and Griffin SAS, LLC, a wholly owned subsidiary of Griffin (“Merger Sub”). Upon the terms and conditions set forth in the Merger Agreement, Signature Office REIT will merge with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of Griffin (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the date and time the Merger becomes effective (the “Merger Effective Time”) each share of common stock of Signature Office REIT issued and outstanding immediately prior to the Merger Effective Time will be converted into 2.04 (the “Merger Exchange Ratio”) shares of common stock of Griffin (“Griffin Common Stock”). The consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by Signature Office REIT's stockholders. In addition, the Merger Agreement may be terminated under certain circumstances by Griffin or Signature Office REIT. Signature Office REIT expects the Merger to close in the first half of 2015.
Signature Office REIT's stock is not listed on a national securities exchange. Should the Merger with Griffin not be consummated, Signature Office REIT will still be subject to its current charter requirement to execute a liquidity transaction by July 31, 2020. Signature Office REIT's charter requires that in the event that Signature Office REIT's stock is not listed on a national securities exchange by July 31, 2020, Signature Office REIT must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Signature Office REIT seeks stockholder approval to extend or amend this listing date and does not obtain it, Signature Office REIT would then be required to seek stockholder approval to liquidate. In this circumstance, if Signature Office REIT seeks and does not obtain approval to liquidate, Signature Office REIT would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Signature Office REIT have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Signature Office REIT, Signature Office OP, Signature Office Holdings, and any variable interest entity ("VIE") in which Signature Office REIT, Signature Office OP, or Signature Office Holdings, was deemed the primary beneficiary. With respect to entities that are not VIEs, Signature Office REIT's consolidated financial statements shall also include the accounts of any entity in which Signature Office REIT, Signature Office OP, Signature Office Holdings, or its subsidiaries own a controlling financial interest and any limited partnership in which Signature Office REIT, Signature Office OP, Signature Office Holdings, or its subsidiaries own a controlling general partnership interest. In determining whether Signature Office REIT, Signature Office OP, or Signature Office Holdings has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.
All intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent  strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015; however, early adoption is permitted. Signature Office REIT adopted the amendments in ASU 2014-08 effective January 1, 2014; however, Signature Office REIT did not dispose of any real estate assets during the year ended December 31, 2014. The adoption of ASU 2014-08 has not had a material impact on Signature Office REIT's consolidated financial statements or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 changes the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. The five-step process includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as the entity satisfies a performance obligation. Lease contracts are specifically excluded from ASU 2014-09; however, disposals of real estate assets are subject to the derecognition requirements included in ASU 2014-09. ASU 2014-09 will be effective for Signature Office REIT for the period beginning on January 1, 2017, and early adoption is not permitted. Signature Office REIT expects that the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements or disclosures.
In January 2015, the FASB issued Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 eliminates the requirement for an entity to separately classify, present and disclose extraordinary events and transactions. Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will be effective for Signature Office REIT for the period beginning January 1, 2016. Signature Office REIT expects that the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements or disclosures.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 requires reevaluation of the consolidation of certain legal entities. Specifically, it (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) revises the consolidation analysis of reporting entities that are involved with VIEs, and (vi) provides a scope exception from consolidation guidance for certain investment funds. ASU 2015-02 will be effective for Signature Office REIT for the period beginning on January 1, 2016. Signature Office REIT is currently evaluating the impact that the adoption of ASU 2015-02 may have on its consolidated financial statements or disclosures.

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

Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. Additionally, Signature Office REIT capitalizes interest while the development of a real estate asset is in progress. There was no interest capitalized during the years ended December 31, 2014 and 2013. All costs incurred in connection with acquiring real estate assets, including acquisition fees paid to the Advisor (see Note 10), and repairs and maintenance costs are expensed as incurred.
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

Evaluating the Recoverability of Real Estate Assets
Signature Office REIT continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of operating properties in which Signature Office REIT has an ownership interest may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, Signature Office REIT assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Signature Office REIT adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. Signature Office REIT has determined that there has been no impairment in the carrying value of real estate assets held by Signature Office REIT to date.
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

As of December 31, 2014 and 2013, Signature Office REIT had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2014
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,241,045	$49,673,864	$25,716,786	$1,798,374
Accumulated Amortization	(6,206,488)	(19,519,830)	(9,314,242)	(839,856)
Net	$6,034,557	$30,154,034	$16,402,544	$958,518

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$13,875,997	$52,152,745	$26,942,506	$1,798,374
Accumulated Amortization	(5,222,847)	(14,071,579)	(6,584,549)	(493,613)
Net	$8,653,150	$38,081,166	$20,357,957	$1,304,761

For the years ended December 31, 2014, 2013 and 2012, Signature Office REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2014	$2,618,593	$7,927,132	$3,955,413	$346,243
2013	$2,382,764	$7,674,325	$3,546,603	$346,243
2012	$2,072,402	$5,333,188	$2,317,185	$117,624
The remaining net intangible lease assets and liabilities as of December 31, 2014 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2015	2,113,990	6,986,793	3,295,862	343,758
2016	2,073,744	6,561,683	3,132,357	115,146
2017	1,029,770	5,142,067	2,665,043	115,146
2018	565,245	4,323,063	2,295,336	115,146
2019	251,808	2,695,163	1,588,231	99,059
Thereafter	—	4,445,265	3,425,715	170,263
Total	$6,034,557	$30,154,034	$16,402,544	$958,518
Weighted-Average Amortization Period	3 years	5 years	6 years	5 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and Signature Office REIT is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease modifications, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. Such lease modifications will be evaluated for impairment if the original in-place lease terms have been modified. For lease modifications where the tenant exercises an early lease termination option, the related unamortized intangible lease assets and liabilities are amortized over the shortened lease term. For lease terminations that are effective immediately, Signature Office REIT recognizes an impairment loss. For other lease modifications where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, Signature Office REIT reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss.  For lease extensions of in-place leases that are executed more than one year prior to the original lease expiration date, the useful life of the intangible lease assets and liabilities will be extended over the new lease term with the exception of those components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. Signature Office REIT has determined that there has been no impairment in the carrying value of intangible assets held by Signature Office REIT to date; however, during the year ended December 31, 2014, Signature Office REIT did accelerate the amortization of the related intangible lease assets in connection with the early lease terminations exercised.

Cash and Cash Equivalents
Signature Office REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and may consist of investments in money market accounts. There are no restrictions on the use of Signature Office REIT's cash balances as of December 31, 2014 and 2013.
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
Signature Office REIT adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses of $94,918, $63,736 and $22,890 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized using the effective interest method over the term of the related financing arrangements, except for loans that are revolving or short-term in nature for which the straight line method is used. Signature Office REIT recognized amortization of deferred financing costs for the years ended December 31, 2014, 2013, and 2012 of approximately $1.2 million, $1.2 million, and $2.1 million respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the leases and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs, which represent approximately $1.1 million and $0.9 million of total deferred lease costs as of December 31, 2014 and 2013, respectively, are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Signature Office REIT recognized amortization of deferred lease costs of $1.0 million, $0.8 million, and $0.2 million for the years ended December 31, 2014, 2013, and 2012 respectively. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of the 64 & 66 Perimeter Center Buildings, Signature Office REIT assumed investments in development authority bonds and corresponding obligations under capital leases of land and buildings totaling $115.0 million. The local development authority issued bonds to a developer to finance the renovation of these buildings, which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Signature Office REIT upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases were both recorded at their net present values at the time of acquisition, which Signature Office REIT believes approximate fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss).

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

Redeemable Common Stock

Under Signature Office REIT's share redemption program, as amended (the "Amended SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, fell outside the control of Signature Office REIT. Prior to the termination of the Amended SRP effective April 30, 2014, Signature Office REIT recorded redeemable common stock in the temporary equity section of its consolidated balance sheet. Signature Office REIT's Amended SRP required Signature Office REIT to honor redemption requests made within two years following a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility, of a stockholder, subject to certain limitations. Signature Office REIT's capacity to honor redemptions was limited to the lesser of (i) the amount of net proceeds raised under the DRP during the immediately preceding 12-month period, or (ii) 5% of the weighted-average numbers of shares outstanding in the immediately preceding 12-month period. Accordingly, as of December 31, 2013, redeemable common stock was measured at an amount equal to the net proceeds raised under the DRP less amounts redeemed during the immediately preceding 12-month period. As a result of the termination of the Amended SRP, effective April 30, 2014, no amounts were recorded as temporary equity as of December 31, 2014. See Note 7 for additional information.

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
Common Stock
The par value of Signature Office REIT's issued and outstanding shares of common stock is recorded as common stock. The remaining gross proceeds are recorded as additional paid-in capital. See Note 7 for additional information.
Distributions
In order to qualify to be taxed as a REIT, Signature Office REIT is required by the Internal Revenue Code of 1986, as amended (the "Code") to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders. Distributions to the stockholders are determined by the board of directors of Signature Office REIT and are dependent upon a number of factors relating to Signature Office REIT, including funds available for payment of distributions, financial condition, the timing of potential property acquisitions and dispositions, capital expenditure requirements, and annual distribution requirements in order to maintain Signature Office REIT's status as a REIT under the Code.
Revenue Recognition
All leases on real estate assets held by Signature Office REIT were classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination income is recognized ratably as other property income over the revised remaining lease term after giving effect to the termination notice.
In conjunction with certain acquisitions, Signature Office REIT entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain non-revenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and tenant reimbursement income. Signature Office REIT recorded payments received under master lease agreements as a reduction of the basis of the underlying property at the time of acquisition rather than rental and tenant reimbursement income. Proceeds associated with such master leases totaled $0.5 million, $9.9 million, and $1.3 million during the years ended December 31, 2014, 2013, and 2012, respectively.
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
Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share equals basic earnings (loss) per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. No shares have been granted or are outstanding under the 2010 Long-Term Incentive Plan (see Note 7 for additional information); therefore, the 2010 Long-Term Incentive Plan does not currently impact diluted earnings (loss) per share. Therefore, basic earnings (loss) per share equals diluted earnings (loss) per share for each of the periods presented.
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

Operating Segments
Signature Office REIT owns and operates commercial office real estate assets. Signature Office REIT internally evaluates all of its real estate assets as one operating segment, and, accordingly, Signature Office REIT does not report segment information.

3.     Real Estate Acquisitions
Signature Office REIT did not acquire any real properties during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, Signature Office REIT acquired the following properties:

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

(2)	A ten-story office building containing approximately 268,200 rentable square feet that is 100% leased to two tenants with a weighted-average remaining lease term of five years.

(3)	A five-story office building containing approximately 171,800 rentable square feet that is 100% leased to four tenants with a weighted-average remaining lease term of seven years.

(4)	A three-story office building containing approximately 94,400 rentable square feet that is 100% leased to McCain Foods USA, Inc. with a lease expiration in May 2021.

(5)	A four-story office building containing approximately 164,600 rentable square feet that is 100% leased to Qwest Communications Company, LLC with a lease expiration in May 2022.

(6)
A 14-story office building and an eight-story office building containing a total of approximately 583,700 rentable square feet that, collectively, are 95% leased to five tenants with a weighted-average remaining lease term of nine years.

Pro Forma Financial Information for Real Estate Acquisitions (Unaudited)
The following unaudited pro forma information presented for the year ended December 31, 2012 has been presented for Signature Office REIT to give effect to the acquisitions including the South Lake Building, the Four Parkway North Building, the 2275 Cabot Drive Building, the 4650 Lakehurst Court Building, and the 64 & 66 Perimeter Center Buildings as if the acquisitions occurred on January 1, 2012. Proforma financial information has not been presented for the years ended December 31, 2014 and 2013, as Signature Office REIT did not acquire any properties during these years. This unaudited pro forma financial information assumes the current lease agreements that were in place at the time of acquisition were in place for all periods presented. This unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions been consummated on January 1, 2012.

Year ended December 31, 2012
Revenues	$66,957,740
Net loss	$(7,100,115)
Per-share net loss – basic and diluted	$(0.40)
Weighted-average common shares outstanding – basic and diluted	17,548,812

4.     Lines of Credit and Notes Payable
As of December 31, 2014 and 2013, Signature Office REIT had the following indebtedness outstanding:

				Outstanding Balance as of
	Rate as of	Amortizing Debt		December 31, 2014	December 31, 2013
Facility	December 31, 2014	or Interest Only	Maturity
Signature Revolving Facility	1.92%(1)	Interest Only	9/26/2015	$56,000,000	$42,500,000
Signature Term Loan	1.82%(2)	Interest Only	9/26/2017	100,000,000	100,000,000
Technology Way Loan	(3)	Interest Only	6/27/2014	—	24,900,000
Total indebtedness				$156,000,000	$167,400,000

(1)
The Signature Revolving Facility bears interest at a rate based on, at the option of Signature Office REIT, (1) LIBOR plus a margin that varies from 1.75% to 2.50% based on the then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions Bank, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 0.75% to 1.50% based on the then current leverage ratio.

(2)
The Signature Term Loan bears interest at a rate based on, at the option of Signature Office REIT, (1) LIBOR plus a margin that varies from 1.65% to 2.40% based on the then current leverage ratio or (2) the greater of (a) the prime rate announced by Regions Bank, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the one-month LIBOR (adjusted daily) plus 1.00%, plus a margin that varies from 0.65% to 1.40% based on the then current leverage ratio. Beginning September 26, 2013, the interest rate on $75.0 million of the Signature Term Loan was effectively fixed at 0.891% plus a margin of 1.65% to 2.40%, based on Signature Office REIT's then current leverage ratio, through an interest rate swap (see Note 5 for additional information).

(3)	The Technology Way Loan was repaid in full upon its maturity on June 27, 2014.
Signature Unsecured Debt Facility
Signature Office REIT is a party to an unsecured credit facility (the "Signature Unsecured Debt Facility") with a syndicate of banks led by Regions Bank ("Regions"), U.S. Bank National Association ("U.S. Bank"), and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the Signature Unsecured Debt Facility, Signature Office REIT may borrow up to a total of $300 million (the "Facility Amount"), subject to availability. The Facility Amount is comprised of a revolving credit facility in an amount up to $200 million (the "Signature Revolving Facility") and a term loan facility in an amount up to $100 million (the "Signature Term Loan"). Signature Office REIT also has the right to increase the Facility Amount by an aggregate of $150 million to a total facility amount of $450 million provided that no default has occurred. The Signature Revolving Facility also includes a swingline facility with an initial $20 million sublimit, subject to availability. Aggregate advances or swingline loans outstanding at any time under the Signature Unsecured Debt Facility are subject to availability equal to the lesser of (i) the Facility Amount, (ii) 55% multiplied by the value of the properties, as defined in the loan agreement, used to support the Signature Unsecured Debt Facility (60% for up to two consecutive quarters immediately following a major acquisition as defined by the Signature Unsecured Debt Facility), or (iii) an amount that would produce a minimum ratio of the adjusted net operating income of the properties used to support the Signature Unsecured Debt Facility to the amount outstanding under the Signature Unsecured Debt Facility of not less than 0.11 to 1.0. The proceeds of the Signature Unsecured Debt Facility may be used by Signature Office REIT to acquire properties and for working capital, capital expenditures and other general corporate purposes. Draws under the Signature Unsecured Debt Facility are supported by properties directly owned by the Signature Office REIT's subsidiaries that Signature Office REIT has elected to add to the borrowing base. These borrowing base properties are not available to be used as collateral for any other debt arrangements. Proceeds from the Signature

Revolving Facility were used to repay the $24.9 million mortgage loan with PNC Bank, N.A. (the "Technology Way Loan") in full upon its maturity on June 27, 2014.
The entire unpaid principal balance of all borrowings and all accrued and unpaid interest thereon under the Signature Revolving Facility and the Signature Term Loan will be due and payable in full on September 26, 2015 and September 26, 2017, respectively. Signature Office REIT has the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions including (i) no existence of default, (ii) no material adverse effect has occurred in the financial condition of Signature Office REIT, (iii) compliance with covenants set forth in the Signature Unsecured Debt Facility, and (iv) payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility. Signature Office REIT does not expect the results of operations to provide sufficient cash flow to pay off the Signature Revolving Facility. To the extent necessary, Signature Office REIT intends to either refinance the Signature Unsecured Debt Facility prior to the maturity of the Signature Revolving Facility in September 2015 or to exercise the first of two 12-month extension options available.
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

•
Signature Office REIT's total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (i) 90% of funds from operations, as defined in the Signature Unsecured Debt Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (ii) the minimum amount required to continue to qualify as a REIT (the "Restricted Payments Covenant").

As of December 31, 2014, Signature Office REIT believes it was in compliance and expects to remain in compliance with these, and all other, restrictive covenants of the Signature Unsecured Debt Facility. Although Signature Office REIT expects to comply with these covenants for the duration of the term of the Signature Unsecured Debt Facility, depending on its future operating performance and distribution payments, Signature Office REIT cannot assure such compliance. In the event that it projects future non-compliance with the Restricted Payments Covenant, Signature Office REIT has the ability to remain in compliance by reducing future distribution payments.

Fair Value of Outstanding Debt
As of December 31, 2014 and 2013, the fair value of Signature Office REIT's total indebtedness approximated its carrying value. Signature Office REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of December 31, 2014, 2013, and 2012, the weighted-average interest rate on Signature Office REIT's outstanding debt, after consideration of the interest rate swap, was approximately 2.20%, 2.22%, and 2.83% respectively. Signature Office REIT made the following interest payments on its borrowings:

	Years ended December 31,
	2014	2013	2012
Lines of credit	$1,558,607	$1,825,691	$3,308,042
Signature Term Loan	1,829,233	1,886,961	477,028
Mortgage notes payable	271,403	592,851	923,515
	$3,659,243	$4,305,503	$4,708,585

No interest was capitalized during the years ended December 31, 2014, 2013 and 2012.

Debt Maturities
The following table summarizes the aggregate maturities of Signature Office REIT's indebtedness as of December 31, 2014:

2015	$56,000,000
2016	—
2017	100,000,000
2018	—
2019	—
Total	$156,000,000

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
The following table provides additional information related to Signature Office REIT's interest rate swap as of December 31, 2014 and 2013:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap	Prepaid expenses and other assets	$348,436	$642,976
During the years ended December 31, 2014, 2013, and 2012, Signature Office REIT recorded the following amounts related to the Interest Rate Swap:

	Years ended December 31,
	2014	2013	2012
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$(294,540)	$996,491	(353,515)
Previously recorded loss reclassified from accumulated other comprehensive income into interest expense	$(560,008)	$(146,663)	—

Signature Office REIT estimates that approximately $336,000 will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months. During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.

6.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of December 31, 2014:

2015	$6,900,000
2016	6,900,000
2017	6,900,000
2018	6,900,000
2019	6,900,000
Thereafter	165,025,000
199,525,000
Amounts representing interest	(84,525,000)
Total	$115,000,000

Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Signature Office REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2014(1)
Four Parkway North Building	Lundbeck	$2,235,020
(1) Represents tenant allowance obligations required by certain lease agreements that are not accrued as of December 31, 2014.
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
Merger-Related Contingencies
The consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by Signature Office REIT's stockholders. The Merger Agreement may be terminated under certain circumstances by Griffin or Signature Office REIT. Upon termination, if such termination occurs under certain specified circumstances, Signature Office REIT may be required to pay Griffin a termination fee of $20 million. The Merger Agreement also provides that one party may be required to reimburse the other party's transaction expenses, not to exceed $3 million, if the Merger Agreement is terminated under certain circumstances.
In connection with entering into the Merger Agreement with Griffin, Signature Office REIT's board of directors adopted the Retention and Transaction Award Plan to establish guidelines for rewarding eligible employees with certain cash retention bonus payments in connection with their continued employment through the closing of the Merger. Pursuant to the Retention and Transaction Award Plan, each participant will be eligible to receive payment of a cash retention bonus in an amount determined in the sole discretion of the Compensation Committee. The award pool as established by the Retention and Transaction Award Plan is up to $2.2 million. Upon the closing of the Merger, Signature Office REIT is obligated to fund these cash retention bonus payments; however, the consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by Signature Office REIT's stockholders. Should the Merger with Griffin not be completed, Signature Office REIT will not be obligated to fund these cash retention bonus payments.

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
Effective June 10, 2013, Signature Office REIT ceased offering shares in the primary portion of the Initial Offering. Signature Office REIT continued to raise equity proceeds through the DRP through March 2014, after which the DRP was terminated. Signature Office REIT issued 21.2 million shares of common stock, including 8,000 shares of common stock issued to WREF as well as shares sold through the DRP.
2010 Long-Term Incentive Plan
Signature Office REIT adopted a long-term incentive plan on June 7, 2010, which includes an independent director compensation plan, to provide for the grant of awards to its employees; employees of the Advisor or its affiliates; employees of entities that provide services to Signature Office REIT; Signature Office REIT's independent directors, officers, or directors of the Advisor or its affiliates; certain of Signature Office REIT's consultants; and certain consultants to the Advisor or its affiliates (the "2010 Long-Term Incentive Plan"). Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, performance awards, deferred stock units, dividend equivalents, and other stock-based awards. Signature Office REIT will account for such stock plan in accordance with GAAP, which requires the fair value of the stock option to be recognized as compensation expense over the vesting period. The total number of shares of common stock reserved for issuance under the 2010 Long-Term Incentive Plan is 500,000 shares. Signature Office REIT currently intends to limit the type of incentive awards granted under the 2010 Long-Term Incentive Plan to restricted shares of stock issued to its independent directors. As of December 31, 2014, no shares of common stock have been issued under the 2010 Long-Term Incentive Plan.
Distribution Reinvestment Plan
Signature Office REIT previously adopted a distribution reinvestment plan, or DRP, through which stockholders may have elected to reinvest all or a portion of the distributions declared on their shares of common stock into shares of Signature Office REIT's common stock in lieu of receiving cash distributions. Shares were purchased under the DRP for a price of $23.75 per share. On March 5, 2014, the board of directors of Signature Office REIT elected to terminate the DRP effective after the payment of the distribution for the first quarter of 2014. As a result, all distributions paid after the first quarter of 2014 have been or are expected to be paid in cash and will not be reinvested in shares of Signature Office REIT's common stock.
Share Redemption Program
The board of directors of Signature Office REIT previously adopted a share redemption program, or the Amended SRP, which was amended and restated on August 22, 2013. The Amended SRP allowed stockholders to sell their shares back to Signature Office REIT, subject to certain limitations and penalties. The Amended SRP was terminated effective April 30, 2014. Shares redeemed pursuant to the Amended SRP were accounted for as common stock. The program contained different rules for redemptions sought within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility. Signature Office REIT refers to redemptions that do not occur within two years of a stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of costs of confinement to a long-term care facility as "Ordinary Redemptions." Shares redeemed as Ordinary Redemptions were required to be held for at least one year prior to redemption. Redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility did not require a one-year holding period.
Pursuant to a prior amendment, effective October 1, 2012, the Amended SRP provided that the redemption price for all redemptions, including redemptions sought within two years of a stockholder's death, qualifying disability or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility, were to be calculated in the same manner. Specifically, the redemption price per share was 91% of the price at which Signature Office REIT sold the share, or $22.75 per share for a share issued at $25.00. Prior to October 1, 2012, the redemption price for redemptions sought within two years of the stockholder's death, qualifying disability, or qualification for federal assistance in connection with the payment of the costs of confinement to a long-term care facility was the amount paid for the shares.

In addition to the one-year holding period for Ordinary Redemptions, through its termination, effective April 30, 2014, the Amended SRP was subject to the following limitations on the number of shares that Signature Office REIT could redeem:

•
Signature Office REIT did not redeem shares on any day to the extent that such redemptions would cause the amount of Ordinary Redemptions during the 12-month period ending on such day to exceed 70% of the net proceeds from the DRP during the same 12-month period.

•	Signature Office REIT limited all redemptions so that the aggregate of such redemptions during the 12-month period ending on such redemption date did not exceed:

•	100% of the net proceeds from Signature Office REIT's DRP during such 12-month period; or

•	5% of the weighted-average number of shares outstanding in such 12-month period.
The Amended SRP did not allow for the redemption of any share that had been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share were not eligible to participate in the Amended SRP with respect to the shares so transferred.
As of December 31, 2014 and 2013, approximately $17.0 million, or 739,031 shares, and $14.2 million, or 611,580 shares, respectively, of Signature Office REIT's common stock had been redeemed. All redemption requests submitted prior to the termination of the Amended SRP were subject to the limits on the dollar value and number of shares that could be redeemed under the terms of the Amended SRP. In February, March and April 2014, requests for redemption of shares that were not sought within two years of a stockholder's death or qualifying disability or in connection with a stockholder (or a stockholder's spouse) qualifying for federal assistance for confinement to a long-term care facility ("Ordinary Redemptions") exceeded the limits of the Amended SRP and, as such, were prorated pursuant to the terms of the Amended SRP at a rate of approximately 8.5%, 29.2% and 7.0%, respectively. As of the termination of the Amended SRP, approximately 141,424 shares of Signature Office REIT's common stock were tendered for redemption and not redeemed as a result of the limit on the dollar value of shares that may be redeemed under the terms of the Amended SRP. These shares tendered for redemption that could not be redeemed prior to the termination of the Amended SRP on April 30, 2014 are no longer held in queue for redemption at a later date under the Amended SRP or otherwise. As of December 31, 2013, all eligible shares tendered for redemption had been redeemed.

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
As of December 31, 2014, Time Warner Cable, State Farm Mutual Auto Insurance Co., and Leidos, Inc. comprised approximately 17%, 12%, and 11%, respectively, of Signature Office REIT's base rental income. Time Warner Cable, State Farm Mutual Auto Insurance Co., and Leidos, Inc. comprised approximately 17%, 11%, and 11%, respectively, of Signature Office REIT's base rental income as of December 31, 2013.
The future minimum rental income from Signature Office REIT's noncancelable operating leases as of December 31, 2014, is as follows:

2015	$51,509,330
2016	51,095,231
2017	42,785,303
2018	35,925,383
2019	24,548,370
Thereafter	57,597,158
Total	$263,460,775

As of December 31, 2014, State Farm Mutual Auto Insurance Co., Time Warner Cable, and Leidos, Inc. comprise approximately 24%, 17%, and 10%, respectively, of the future minimum base rental income from Signature Office REIT's noncancelable operating leases.

9.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2014, 2013, and 2012 respectively:

	Years ended December 31,
	2014	2013	2012
Other liabilities assumed upon acquisition of properties	$—	$—	$1,729,443
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$—	$213,955
Other offering costs due to affiliate	$—	$—	$88,382
Assumption of investments in development authority bonds	$—	$—	$(115,000,000)
Assumption of obligations under capital leases	$—	$—	$115,000,000
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(294,540)	$996,491	$(353,515)
Accrued capital expenditures and deferred lease costs	$(30,253)	$99,662	$5,321,239
Distributions payable	$—	$—	$1,075,114
Discounts applied to issuance of common stock under primary offering	$—	$39,017	$304,059
Discounts applied to issuance of common stock under DRP	$196,624	$753,766	$494,119
(Decrease) increase in redeemable common stock	$(3,988,217)	$(1,092,091)	$2,542,141
Accrued redemptions of common stock	$—	$—	$81,817

10.     Related-Party Transactions
Transition Services Agreement
On January 1, 2014, Signature Office REIT entered into the TSA with WREF for the period from January 1, 2014 through June 30, 2014, pursuant to which WREF and its affiliates provided certain consulting, support and transitional services to Signature Office REIT at the direction of Signature Office REIT in order to facilitate its successful transition to self-management.

In exchange for the services provided by WREF under the TSA, Signature Office REIT paid WREF a monthly consulting fee of $51,267 (the "Consulting Fee"). In addition to the Consulting Fee, Signature Office REIT paid directly or reimbursed WREF for any third-party expenses paid or incurred by WREF and its affiliates on behalf of Signature Office REIT in connection with the services provided pursuant to the TSA; provided, however, that (i) WREF obtained written approval from Signature Office REIT prior to incurring any third-party expenses for the account of, or reimbursable by, Signature Office REIT and (ii) Signature Office REIT was not required to reimburse WREF for any administrative service expenses, including WREF's overhead, personnel costs and costs of goods used in the performance of services under the TSA. In addition, the TSA also provided that WREF provide Signature Office REIT a portion of the office space currently used and occupied by WREF (the "Office Space") for the period from January 1, 2014 to June 30, 2014 in exchange for monthly rent of $4,552.
On June 30, 2014, Signature Office REIT entered into the TSA Amendment, which extended the expiration date of the TSA as it related to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. Pursuant to the TSA Amendment, WREF and its affiliates continued to provide support for the transfer agent and client services functions through September 30, 2014 to Signature Office REIT in exchange for a monthly consulting fee of $6,500 (the "Amended Consulting Fee"). All other transitional services described in the TSA expired on June 30, 2014, in accordance with its terms. The TSA Amendment expired on September 30, 2014, in accordance with its terms.

Corporate Office Lease Agreement
Effective June 27, 2014, Signature Office REIT entered into an agreement with Wells REF - 6200 The Corners Parkway Owner, LLC, a subsidiary of WREF, to lease 4,221 square feet of an office building located in Norcross, Georgia and owned by WREF (the "6200 The Corners Parkway Building") to serve as Signature Office REIT's corporate headquarters. This lease does not indicate any other business relationship between WREF and Signature Office REIT except one of a landlord and tenant. The 41-month lease commenced in September 2014. Following a five-month rental abatement period, annual base rent per square foot will be $17.00 with an annual rent escalation of 3%. In addition to annual base rent, Signature Office REIT is required to reimburse WREF for its pro rata share of all operating costs and real estate taxes that exceed the costs for the base year. From July 1, 2014 through commencement of the corporate office lease agreement, WREF continued to provide Signature Office REIT the Office Space, pursuant to the TSA.
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
Related-Party Costs
Pursuant to the terms of the agreements described above, Signature Office REIT incurred the following related-party costs for the years ended December 31, 2014, 2013, and 2012:

	Years ended December 31,
	2014	2013	2012
Consulting fees	$327,102	$—	$—
Rent expense	36,416	—	—
Commissions, net of discounts(1)(2)	—	4,731,169	14,190,868
Dealer-manager fees, net of discounts(1)	—	1,703,336	5,159,976
Other offering costs(1)	—	1,425,623	4,378,915
Acquisition fees	—	1,648,493	4,319,559
Asset management fees	—	5,382,842	3,009,126
Administrative reimbursements	—	1,319,360	2,780,010
Debt financing fee	—	288,800	666,450
Property management fees	—	112,300	590,931
Total	$363,518	$16,611,923	$35,095,835

(1)	Commissions, dealer-manager fees, and other offering costs were charged against stockholders' equity, as incurred.

(2)	All commissions were re-allowed to participating broker/dealers during the years ended December 31, 2013 and 2012.

Signature Office REIT incurred no related-party construction fees or leasing commissions during the years ended December 31, 2014, 2013, and 2012.
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
During 2012 and 2013, Leo F. Wells, III, a former member of Signature Office REIT's board of directors who resigned on December 31, 2013, also served on the board of CatchMark Timber Trust, Inc. and Columbia Property Trust, Inc., REITs previously sponsored by WREF, and, accordingly, may have encountered certain conflicts of interest regarding investment and operational decisions.

11.	Income Taxes
Signature Office REIT is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. Signature Office REIT records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations. Signature Office REIT's income tax basis net income for the years ended December 31, 2014, 2013, and 2012 follows:

	2014	2013	2012
GAAP basis financial statement net income (loss)	$6,051,481	$(993,132)	$(8,484,523)
Decrease (increase) in net income (loss) resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	3,939,067	4,201,387	1,169,740
Rental income accrued for income tax purposes (less than) greater than amounts for financial reporting purposes	(969,159)	(5,399,197)	(1,001,255)
Amortization of intangible lease assets incurred for financial reporting purposes in excess of amounts for income tax purposes	15,309,760	12,948,803	7,862,273
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	94,918	40,846	—
Expenses with respect to The Point at Clark Street REIT, LLC for financial reporting purposes (less than) in excess of amounts for income tax purposes	—	(268,864)	1,248,094
Acquisition expenses for financial reporting purposes in excess of amounts for income tax purposes	—	1,674,094	5,705,784
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	150,452	51,469	65,460
Income tax basis net income, prior to dividends-paid deduction	$24,576,519	$12,255,406	$6,565,573
As of December 31, 2014, the tax basis carrying value of Signature Office REIT's total assets was approximately $671.7 million. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Signature Office REIT's distributions per common share are summarized as follows:

	2014	2013	2012
Ordinary income	80%	41%	32%
Capital gains	—%	—%	—%
Return of capital	20%	59%	68%
Total	100%	100%	100%

As of December 31, 2014, returns for the calendar years 2011 through 2013 remain subject to examination by U.S. or various state tax jurisdictions. As of December 31, 2014 and 2013, Signature Office REIT had no deferred tax assets or liabilities.

12.    Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014, and 2013.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$18,540,975	$18,651,713	$19,561,597	$20,182,735
Net income	$1,679,819	$1,697,210	$1,452,045	$1,222,407
Basic and diluted net income per share(1)	$0.08	$0.08	$0.07	$0.06
Distributions payable per share	$0.375	$0.375	$0.375	$0.375

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$17,048,656	$17,144,812	$17,016,259	$18,057,822
Net income (loss)	$(840,226)	$(566,570)	$244,677	$168,987
Basic and diluted net income (loss) per share(1)	$(0.05)	$(0.03)	$0.01	$0.01
Distributions payable per share	$0.37	$0.31	$0.38	$0.37
(1)    The quarterly per-share amounts have been calculated using actual net income (loss) for the respective quarters. Conversely, the corresponding annual net income (loss) per-share amounts have been calculated assuming that net income (loss) was earned ratably over the year. As a result, the sum of these quarterly per-share amounts does not equal the respective annual per-share amount presented in the accompanying consolidated financial statements.
13.     Subsequent Event
Declaration of Distributions
On March 4, 2015, Signature Office REIT's board of directors declared a distribution to stockholders for the first quarter of 2015 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price) on the outstanding shares of common stock payable to stockholders of record as of March 13, 2015. Such distributions will be paid in March 2015.

Signature Office REIT, Inc. and Subsidiaries
Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2014

Description	Location	Ownership Percentage	Encumbrances	Initial Cost			Costs Capitalized Subsequent to Acquisition(b)	Gross Amount at Which Carried at December 31, 2014			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed(d)
				Land	Buildings and Improvements	Total(a)		Land	Buildings and Improvements	Total(c)
Royal Ridge V Building	Irving, TX	100%	(e)	$1,062,810	$16,149,807	$17,212,617	$—	$1,062,810	$16,149,807	$17,212,617	$4,412,054	2005	10/7/2010	0 to 40 years
333 East Lake Street Building	Bloomingdale, IL	100%	(e)	1,415,598	9,678,856	11,094,454	—	1,415,598	9,678,856	11,094,454	2,091,462	2001	11/19/2010	0 to 40 years
Westway One Building	Houston, TX	100%	(e)	2,300,000	27,752,840	30,052,840	(835,658)	2,300,000	26,917,182	29,217,182	5,236,133	2007	1/27/2011	0 to 40 years
Duke Bridges I & II Buildings	Frisco, TX	100%	(e)	7,143,737	39,858,029	47,001,766	154,055	7,143,737	40,012,084	47,155,821	10,496,395	2006	5/12/2011	0 to 40 years
Miramar Centre II Building	Miramar, FL	100%	(e)	3,204,401	16,949,832	20,154,233	42,984	3,204,401	16,992,816	20,197,217	3,132,833	2001	5/27/2011	0 to 40 years
7601 Technology Way Building	Denver, CO	100%		5,932,955	34,470,471	40,403,426	5,770	5,932,955	34,476,241	40,409,196	6,953,610	1997	6/27/2011	0 to 40 years
Westway II Building	Houston, TX	100%	(e)	2,511,552	66,696,771	69,208,323	1,903,929	2,511,552	68,600,700	71,112,252	10,592,261	2009	9/28/2011	0 to 40 years
Franklin Center Building	Columbia, MD	100%	(e)	6,091,847	55,862,231	61,954,078	(5,614,074)	6,091,847	50,248,157	56,340,004	4,622,446	2008	12/28/2011	0 to 40 years
South Lake Building	Herndon, VA	100%	(e)	9,008,108	77,490,203	86,498,311	67,936	9,008,108	77,558,139	86,566,247	11,010,551	2008	3/22/2012	0 to 40 years
Four Parkway North Building	Deerfield, IL	100%	(e)	3,740,427	36,191,153	39,931,580	51,110	3,740,427	36,242,263	39,982,690	6,404,967	1999	7/2/2012	0 to 40 years
2275 Cabot Drive Building	Lisle, IL	100%	(e)	2,211,437	14,977,462	17,188,899	—	2,211,437	14,977,462	17,188,899	1,984,259	1996	9/5/2012	0 to 40 years
4650 Lakehurst Court Building	Columbus, OH	100%	(e)	2,493,556	20,883,528	23,377,084	458,630	2,493,556	21,342,158	23,835,714	2,201,041	1990	12/7/2012	0 to 40 years
64 & 66 Perimeter Center Buildings	Atlanta, GA	100%	(e)	8,616,613	79,649,201	88,265,814	8,026,899	8,616,613	87,676,100	96,292,713	7,800,465	1985 & 1971	12/28/2012	0 to 40 years
Total - 100% Signature Office REIT Properties				$55,733,041	$496,610,384	$552,343,425	$4,261,581	$55,733,041	$500,871,965	$556,605,006	$76,938,477

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

(b)	Includes write-offs of fully depreciated/amortized capitalized assets.

(c)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $671.7 million.

(d)
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

(e)	These assets are included in the borrowing base for the Signature Office REIT's unsecured credit facility and cannot serve as collateral for additional debt facilities.

S- 1

Signature Office REIT, Inc. and Subsidiaries
Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2014, 2013, and 2012

	2014	2013	2012
Real Estate:
Balance at the beginning of the year	$562,317,736	$554,357,251	$298,740,904
Additions to/improvements of real estate	226,521	9,019,957	255,826,094
Write-offs of intangible assets(1)	(4,113,833)	(675,023)	(154,066)
Write-offs of fully depreciated/amortized assets	(1,825,418)	(384,449)	(55,681)
Balance at the end of the year	$556,605,006	$562,317,736	$554,357,251

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$53,782,488	$27,016,328	$7,397,579
Depreciation and amortization expense	29,095,240	27,825,632	19,828,496
Write-offs of intangible assets(1)	(4,113,833)	(675,023)	(154,066)
Write-offs of fully depreciated/amortized assets	(1,825,418)	(384,449)	(55,681)
Balance at the end of the year	$76,938,477	$53,782,488	$27,016,328

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S- 2