Form 10-Q
period 2015-03-31
SIGNATURE OFFICE REIT INC
filed 2015-05-05
CIK 1256069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of April 30, 2015: 20,473,024 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, maintain the value of our real estate properties, and complete our proposed merger with a subsidiary of Griffin Capital Essential Asset REIT, Inc., may be significantly hindered. See Item 1A in Signature Office REIT's Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows reflect all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Signature Office REIT's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Signature Office REIT's Annual Report on Form 10-K for the year ended December 31, 2014. Signature Office REIT's results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$55,733,041	$55,733,041
Buildings and improvements, less accumulated depreciation of $52,911,576 and $51,212,159 as of March 31, 2015 and December 31, 2014, respectively	383,408,465	387,731,127
Intangible lease assets, less accumulated amortization of $26,941,822 and $25,726,318 as of March 31, 2015 and December 31, 2014, respectively	33,625,392	36,188,591
Construction in progress	13,770	13,770
Total real estate assets	472,780,668	479,666,529
Cash and cash equivalents	4,931,948	5,059,952
Tenant receivables, net of allowance for doubtful accounts of $319,376 and $158,654 as of March 31, 2015 and December 31, 2014, respectively	14,633,923	14,098,561
Prepaid expenses and other assets	1,154,536	1,254,619
Deferred financing costs, less accumulated amortization of $4,616,805 and $4,340,323 as of March 31, 2015 and December 31, 2014, respectively	1,048,031	1,324,513
Intangible lease origination costs, less accumulated amortization of $9,143,644 and $9,314,242 as of March 31, 2015 and December 31, 2014, respectively	15,460,850	16,402,544
Deferred lease costs, less accumulated amortization of $2,389,062 and $2,149,853 as of March 31, 2015 and December 31, 2014, respectively	11,033,107	6,784,817
Investments in development authority bonds	115,000,000	115,000,000
Total assets	$636,043,063	$639,591,535

Liabilities:
Line of credit	$59,250,000	$56,000,000
Notes payable	100,000,000	100,000,000
Accounts payable and accrued expenses	6,862,975	9,134,243
Accrued capital expenditures and deferred lease costs	2,858,972	86,625
Deferred income	5,190,675	5,150,410
Intangible lease liabilities, less accumulated amortization of $926,417 and $839,856 as of March 31, 2015 and December 31, 2014, respectively	871,957	958,518
Obligations under capital leases	115,000,000	115,000,000
Total liabilities	290,034,579	286,329,796

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,473,024 shares issued and outstanding	204,730	204,730
Additional paid-in capital	453,828,351	453,828,351
Cumulative distributions in excess of earnings	(107,907,065)	(101,119,778)
Accumulated other comprehensive income (loss)	(117,532)	348,436
Total stockholders' equity	346,008,484	353,261,739
Total liabilities and stockholders' equity	$636,043,063	$639,591,535
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$12,354,063	$13,350,268
Tenant reimbursements	5,465,979	5,161,539
Other property income	433,207	29,168
	18,253,249	18,540,975
Expenses:
Property operating costs	6,647,708	6,403,750
Asset and property management fees	253,184	274,947
Depreciation	4,595,705	4,448,170
Amortization	2,879,842	2,759,098
General and administrative	1,681,513	1,579,128
	16,057,952	15,465,093
Real estate operating income	2,195,297	3,075,882
Other income (expense):
Interest expense	(2,989,206)	(3,091,152)
Interest and other income	1,725,098	1,730,157
	(1,264,108)	(1,360,995)
Income before income tax expense	931,189	1,714,887
Income tax expense	(41,090)	(35,068)
Net income	$890,099	$1,679,819

Per-share net income – basic and diluted	$0.04	$0.08
Weighted-average common shares outstanding – basic and diluted	20,473,024	20,435,361
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Net income	$890,099	$1,679,819
Other comprehensive loss:
Market value adjustment to interest rate swap	(465,968)	(5,008)
Comprehensive income	$424,131	$1,674,811
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2014	20,473,024	$204,730	$453,828,351	$(101,119,778)	$—	$348,436	$353,261,739
Distributions to common stockholders ($0.38 per share)	—	—	—	(7,677,386)	—	—	(7,677,386)
Net income	—	—	—	890,099	—	—	890,099
Market value adjustment to interest rate swap	—	—	—	—	—	(465,968)	(465,968)
Balance, March 31, 2015	20,473,024	$204,730	$453,828,351	$(107,907,065)	$—	$(117,532)	$346,008,484

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	20,443,176	$204,432	$452,981,513	$(76,492,911)	$(3,988,217)	$642,976	$373,347,793
Issuance of common stock	157,299	1,573	3,734,285	—	—	—	3,735,858
Redemption of common stock	(113,283)	(1,133)	(2,566,624)	—	—	—	(2,567,757)
Decrease in redeemable common stock	—	—	—	—	1,158,095	—	1,158,095
Distributions to common stockholders ($0.38 per share)	—	—	—	(7,646,192)	—	—	(7,646,192)
Other offering costs	—	—	(97)	—	—	—	(97)
Net income	—	—	—	1,679,819	—	—	1,679,819
Market value adjustment to interest rate swap	—	—	—	—	—	(5,008)	(5,008)
Balance, March 31, 2014	20,487,192	$204,872	$454,149,077	$(82,459,284)	$(2,830,122)	$637,968	$369,702,511
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$890,099	$1,679,819
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(412,773)	(562,413)
Noncash other property income	(160,000)	—
Depreciation	4,595,705	4,448,170
Amortization	3,686,752	3,478,886
Noncash interest expense	276,482	301,482
Changes in assets and liabilities, net of acquisitions:
Increase in other tenant receivables	(122,589)	(20,389)
Increase in prepaid expenses and other assets	(250,591)	(12,932)
Decrease in accounts payable and accrued expenses	(2,388,800)	(1,613,791)
Increase (decrease) in deferred income	40,265	(70,426)
Net cash provided by operating activities	6,154,550	7,628,406

Cash Flows from Investing Activities:
Additions to real estate assets and other capital expenditures	(52,873)	(22,856)
Deferred lease costs paid	(1,802,295)	(50,159)
Net cash used in investing activities	(1,855,168)	(73,015)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	4,250,000	750,000
Repayments of lines of credit and notes payable	(1,000,000)	(2,250,000)
Issuance of common stock	—	3,735,858
Redemptions of common stock	—	(2,567,757)
Distributions paid to stockholders	(7,677,386)	(3,910,334)
Distributions paid to stockholders and reinvested in shares of our common stock	—	(3,735,858)
Other offering costs paid	—	(97)
Net cash used in financing activities	(4,427,386)	(7,978,188)
Net change in cash and cash equivalents	(128,004)	(422,797)
Cash and cash equivalents, beginning of period	5,059,952	7,394,979
Cash and cash equivalents, end of period	$4,931,948	$6,972,182
See accompanying notes.

SIGNATURE OFFICE REIT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (unaudited)

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
Signature Office REIT operates a diversified portfolio of commercial real estate consisting primarily of high-quality, income-generating office properties located in the United States leased to creditworthy companies. As of March 31, 2015, Signature Office REIT owned 13 office properties consisting of 15 buildings and approximately 2.6 million square feet. As of March 31, 2015, these office properties were 97.5% leased.
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

On November 21, 2014, Signature Office REIT entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Griffin Capital Essential Asset REIT, Inc. (“Griffin”) and Griffin SAS, LLC, a wholly owned subsidiary of Griffin (“Merger Sub”). Upon the terms and conditions set forth in the Merger Agreement, Signature Office REIT will merge with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of Griffin (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the date and time the Merger becomes effective (the “Merger Effective Time”) each share of common stock of Signature Office REIT issued and outstanding immediately prior to the Merger Effective Time will be converted into 2.04 (the “Merger Exchange Ratio”) shares of common stock of Griffin (“Griffin Common Stock”). The consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by Signature Office REIT's stockholders. In addition, the Merger Agreement may be terminated under certain circumstances by Griffin or Signature Office REIT. Signature Office REIT expects the Merger to close in the second quarter of 2015.
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
For further information, refer to the financial statements and footnotes included in Signature Office REIT's Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 eliminates the requirement for an entity to separately classify, present and disclose extraordinary events and transactions. Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will be effective for Signature Office REIT for the period beginning January 1, 2016. Signature Office REIT expects that the adoption of ASU 2015-01 will not have a material impact on its consolidated financial statements or disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for Signature Office REIT for the period beginning on January 1, 2016. Signature Office REIT is currently evaluating the impact that the adoption of ASU 2015-03 may have on its consolidated financial statements or disclosures.

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
Intangible Assets and Liabilities Arising from In-Place Leases where Signature Office REIT is the Lessor
As of March 31, 2015 and December 31, 2014, Signature Office REIT had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2015
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$11,892,399	$48,674,815	$24,604,494	$1,798,374
Accumulated Amortization	(6,518,067)	(20,423,755)	(9,143,644)	(926,417)
Net	$5,374,332	$28,251,060	$15,460,850	$871,957

	As of December 31, 2014
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$12,241,045	$49,673,864	$25,716,786	$1,798,374
Accumulated Amortization	(6,206,488)	(19,519,830)	(9,314,242)	(839,856)
Net	$6,034,557	$30,154,034	$16,402,544	$958,518

For the three months ended March 31, 2015 and 2014, Signature Office REIT recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31:
2015	$660,225	$1,902,974	$941,694	$86,561
2014	$585,166	$1,860,440	$874,644	$86,561

The remaining net intangible lease assets and liabilities as of March 31, 2015 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2015	$1,529,165	$5,166,834	$2,395,327	$257,197
For the year ending December 31:
2016	2,014,818	6,496,805	3,100,190	115,146
2017	1,013,296	5,123,929	2,656,050	115,146
2018	565,245	4,323,063	2,295,336	115,146
2019	251,808	2,695,163	1,588,231	99,059
2020	—	1,580,210	1,038,369	97,755
Thereafter	—	2,865,056	2,387,347	72,508
Total	$5,374,332	$28,251,060	$15,460,850	$871,957
Weighted-Average Amortization Period	3 years	5 years	6 years	5 years

Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of the 64 & 66 Perimeter Center Buildings, Signature Office REIT has assumed investments in development authority bonds and corresponding obligations under capital leases of land and buildings totaling $115.0 million. The local development authority issued bonds to a developer to finance the renovation of these buildings, which were then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Signature Office REIT upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases were both recorded at their net present values at the time of acquisition, which Signature Office REIT believes approximate fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income.
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
Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Deferred tax expense or benefits are recognized in the financial statements according to the changes in deferred tax assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized. No provision for federal income taxes has been made in the accompanying consolidated financial statements as Signature Office REIT has made distributions in excess of taxable income for the periods presented.
Signature Office REIT is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. Signature Office REIT records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
3.     Line of Credit and Notes Payable
As of March 31, 2015 and December 31, 2014, Signature Office REIT had the following indebtedness outstanding:

	Outstanding Balance as of
Facility	March 31, 2015	December 31, 2014
Signature Revolving Facility	$59,250,000	$56,000,000
Signature Term Loan	100,000,000	100,000,000
Total indebtedness	$159,250,000	$156,000,000
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
The Signature Unsecured Debt Facility contains certain restrictive covenants. As of March 31, 2015, Signature Office REIT believes it was in compliance with all financial covenants of its outstanding debt obligations and expects to remain in compliance with these, and all other, restrictive covenants of the Signature Unsecured Debt Facility. Although Signature Office REIT expects to comply with these covenants for the duration of the term of the Signature Unsecured Debt Facility, depending on its future operating performance and distribution payments, Signature Office REIT cannot assure such compliance. In the event that it projects future non-compliance with the restricted payments covenant, Signature Office REIT has the ability to remain in compliance by reducing future distribution payments.

Fair Value of Outstanding Debt
As of March 31, 2015 and December 31, 2014, the fair value of Signature Office REIT's total indebtedness approximated its carrying value. Signature Office REIT estimated the fair values of its debt instruments based on discounted cash flow analysis using the current incremental borrowing rates for similar types of borrowing arrangements obtained from multiple market participants as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Weighted-Average Interest Rate and Interest Paid
As of March 31, 2015 and December 31, 2014, the weighted-average interest rate on Signature Office REIT's outstanding debt, after consideration of the interest rate swap, was approximately 2.20%. Signature Office REIT made the following interest payments on its borrowings:

	Three Months Ended
	March 31,
	2015	2014
Signature Revolving Facility	$397,606	$346,022
Signature Term Loan	445,667	458,372
Technology Way Loan	—	95,720
	$843,273	$900,114

No interest was capitalized during the three months ended March 31, 2015 and 2014.

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
The following table provides additional information related to the Interest Rate Swap as of March 31, 2015 and December 31, 2014:

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap	(Accounts payable and accrued expenses) Prepaid expenses and other assets	$(117,532)	$348,436
During the three months ended March 31, 2015 and 2014, Signature Office REIT recorded the following amounts related to the Interest Rate Swap:

	Three months ended March 31,
	2015	2014
Market value adjustment to interest rate swap designated as a hedging instrument and included in other comprehensive income	$(465,968)	$(5,008)
Previously recorded loss reclassified from accumulated other comprehensive income into interest expense	$135,187	$136,248

Signature Office REIT estimates that approximately $337,000 will be reclassified from accumulated other comprehensive income to interest expense over the next 12 months. During the periods presented, there was no hedge ineffectiveness on the Interest Rate Swap required to be recognized in earnings, and there were no derivative instruments that did not qualify for hedge accounting treatment.

5.     Commitments and Contingencies
Obligations Under Capital Leases
The 64 & 66 Perimeter Center Buildings are subject to capital leases of land and buildings. Each of these obligations is completely offset by the principal balances and corresponding interest receivable from related investments in development authority bonds, which mature in 2027. The required payments under the terms of the leases are as follows as of March 31, 2015:

For the nine months ending December 31, 2015	$5,175,000
For the year ending December 31:
2016	6,900,000
2017	6,900,000
2018	6,900,000
2019	6,900,000
2020	6,900,000
Thereafter	158,125,000
197,800,000
Amounts representing interest	(82,800,000)
Total	$115,000,000

Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Signature Office REIT to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of March 31, 2015(1)
Four Parkway North Building	Lundbeck	$2,235,020
Royal Ridge Building	NEC Corporation of America	$3,588,330
Duke Bridges II Building	Conifer Revenue Cycle Solutions	$3,777,000
(1) Represents tenant allowance obligations required by certain lease agreements that are not accrued as of March 31, 2015.
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
In connection with entering into the Merger Agreement with Griffin, the Compensation Committee and Signature Office REIT's board of directors unanimously approved, declared and granted awards under the Retention and Transaction Award Plan to eligible employees in an aggregate amount of $2.2 million. Upon the closing of the Merger, Signature Office REIT is obligated to fund these cash retention bonus payments; however, the consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by Signature Office REIT's stockholders. In addition, upon the closing of the Merger, Signature Office REIT will be obligated to fund severance payments to eligible employees in accordance with the terms of respective employment agreements and Signature Office REIT's severance plan. Should the Merger with Griffin not be completed, Signature Office REIT will not be obligated to fund these cash retention bonus and severance payments.

6.     Supplemental Disclosures of Noncash Activities
Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
	March 31,
	2015	2014
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(465,968)	$(5,008)
Accrued capital expenditures and deferred lease costs	$2,794,773	$158,362
Noncash contribution of real estate assets	$160,000	$—
Discounts applied to issuance of common stock under DRP	$—	$196,624
Decrease in redeemable common stock	$—	$(1,158,095)

7.     Related-Party Transactions
From its inception through December 31, 2013, Signature Office REIT operated as an externally advised REIT pursuant to an advisory agreement, under which Wells Core Office Income REIT Advisory Services, LLC (the "Advisor"), a subsidiary of Wells Real Estate Funds, Inc. ("WREF"), performed certain key functions on behalf of Signature Office REIT, including, among others, the investment of capital proceeds and management of day-to-day operations. The Advisor contracted with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), also wholly owned subsidiaries of WREF, to engage their employees to carry out, among others, the key functions enumerated above on behalf of Signature Office REIT. On December 31, 2013, Signature Office REIT terminated the advisory agreement and became a self-managed company on January 1, 2014. As a result, management of day-to-day operations is now performed by employees of Signature Office REIT.
Transition Services Agreement
On January 1, 2014, Signature Office REIT entered into the Transition Services Agreement (the "TSA") with WREF for the period from January 1, 2014 through June 30, 2014, pursuant to which WREF and its affiliates provided certain consulting, support and transitional services to Signature Office REIT at the direction of Signature Office REIT in order to facilitate its successful transition to self-management.

In exchange for the services provided by WREF under the TSA, Signature Office REIT paid WREF a monthly consulting fee of $51,267 (the "Consulting Fee"). In addition to the Consulting Fee, Signature Office REIT paid directly or reimbursed WREF for any third-party expenses paid or incurred by WREF and its affiliates on behalf of Signature Office REIT in connection with the services provided pursuant to the TSA; provided, however, that (i) WREF obtained written approval from Signature Office REIT prior to incurring any third-party expenses for the account of, or reimbursable by, Signature Office REIT and (ii) Signature Office REIT was not required to reimburse WREF for any administrative service expenses, including WREF's overhead, personnel costs and costs of goods used in the performance of services under the TSA. In addition, the TSA also provided that WREF provide Signature Office REIT a portion of the office space then used and occupied by WREF (the "Office Space") for the period from January 1, 2014 to June 30, 2014 in exchange for monthly rent of $4,552.
On June 30, 2014, Signature Office REIT entered into the first amendment to the TSA (the "TSA Amendment"), which extended the expiration date of the TSA as it related to certain transfer agent and client services functions from June 30, 2014 to September 30, 2014. Pursuant to the TSA Amendment, WREF and its affiliates continued to provide support for the transfer agent and client services functions through September 30, 2014 to Signature Office REIT in exchange for a monthly consulting fee of $6,500 (the "Amended Consulting Fee"). All other transitional services described in the TSA expired on June 30, 2014, in accordance with its terms. The TSA Amendment expired on September 30, 2014 in accordance with its terms.

Related-Party Costs
Pursuant to the terms of the agreements described above, Signature Office REIT incurred the following related-party costs for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Consulting fees	$—	$153,801
Rent expense	—	13,656
Total	$—	$167,457

8.     Subsequent Event
Declaration of Distributions
On May 5, 2015, Signature Office REIT’s board of directors declared a distribution to stockholders for the period commencing on March 14, 2015 and ending on the day immediately preceding the Merger Effective Time in a prorated amount based on its current annual distribution rate of $1.50 per share (a 6.0% annualized yield on a $25.00 original share price). In the event that the Merger Effective Time is earlier than June 16, 2015, the distribution to stockholders will be in an amount based on the number of days from and including March 14, 2015 through the day immediately preceding the Merger Effective Time. In the event that the Merger Effective Time is on or after June 16, 2015, the distribution to stockholders will be in an amount of $0.375 per share payable to stockholders of record as of June 15, 2015, plus an amount, if any, based on the number of days from and including June 16, 2015 through the day immediately preceding the Merger Effective Time. The payment date for such distributions will be the later of a day in June 2015 chosen by the officers of Signature Office REIT or a date as soon as reasonably practicable following the Merger Effective Time, taking into account the time required by Signature Office REIT’s transfer agent to determine stockholders of record as of the record dates for such distributions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
We operate a diversified portfolio of commercial real estate consisting of high-quality, income-producing office properties primarily leased to creditworthy entities located in major metropolitan areas throughout the United States. Portfolio data as of March 31, 2015 and 2014 is as follows:

	March 31,
	2015	2014
Total number of properties/buildings	13 / 15	13 /15
Total square feet	2,623,753	2,623,527
Percent of total square feet leased	97.5%	99.3%
We have elected to be taxed as a REIT for federal income tax purposes and have operated as such beginning with our taxable year ended December 31, 2010.

From June 2010 through June 2013, we raised gross offering proceeds of approximately $527.7 million through the issuance of common stock under our Initial Offering, including proceeds from our DRP, and we have used those proceeds, net of fees, to invest in real estate and repay borrowings used to acquire real estate properties in advance of raising equity proceeds. We continued to raise equity proceeds through the DRP through March 2014, after which the DRP was terminated. As a result, starting with the second quarter of 2014, all distributions have been or are expected to be paid in cash and will not be reinvested in shares of our common stock. In addition, the share redemption program, as amended, was terminated effective April 30, 2014.
From inception through December 31, 2013, we had no paid employees and were externally advised and managed by the Advisor and Wells Management, wholly owned subsidiaries of WREF. On January 1, 2014, upon the termination of the Revised Advisory Agreement and the hiring of the employees necessary to perform the requisite corporate functions previously performed by the Advisor and its affiliates, we completed our transition to a self-managed company. For additional details regarding our transition to self-management, please refer to Note 7 of the accompanying consolidated financial statements.

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

Subject to limitations set forth in the Merger Agreement, our operating strategy entails actively managing our portfolio to generate sufficient cash flow from operations to meet our required obligations and to provide current income in the form of cash distributions to our investors; managing lease expirations with a goal of achieving diversified lease expiration dates; maintaining a moderate leverage profile; considering appropriate actions for future lease expirations resulting in receipt of increased rents over longer terms; and controlling administrative operating expenses as a percentage of revenues. With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as (i) a projected reduction in operating cash flows in 2015 due to vacancy created by the early lease terminations exercised in 2014 by Leidos at the Franklin Center Building and JP Morgan at the Royal Ridge V Building, which were effective December 31, 2014 and January 23, 2015, respectively, (ii) addressing the risks associated with our lease expiration dates, specifically in 2017 and 2019, and (iii) repaying or refinancing our outstanding borrowings as they become due. Each of these challenges was considered in our evaluation of the terms of the Merger Agreement.

Liquidity and Capital Resources
Overview
We have continued to actively manage our real estate portfolio in order to maximize cash flow from operations, to meet our required obligations and to provide current income in the form of cash distributions to our investors. We anticipate that our primary sources of future capital will be derived from operating cash flows from our real estate portfolio and draws from our credit facility. The Signature Unsecured Debt Facility is comprised of the $200 million Signature Revolving Facility and the $100 million Signature Term Loan, which mature on September 26, 2015 and September 26, 2017, respectively. As of March 31, 2015, we had outstanding balances on the Signature Revolving Facility and the Signature Term Loan of approximately $59.25 million and $100 million, respectively. We do not expect the results of operations to provide sufficient cash flow to pay off the Signature Revolving Facility. We have the option to extend the Signature Revolving Facility for two periods of 12 months each subject to satisfaction of certain conditions, including (i) no existence of default, (ii) no material adverse effect has occurred in our financial condition, (iii) compliance with covenants set forth in the Signature Unsecured Debt Facility, and (iv) payment of an extension fee equal to 0.25% of the amount committed under the Signature Revolving Facility. To the extent necessary, we intend to either refinance the Signature Unsecured Debt Facility prior to the maturity of the Signature Revolving Facility in September 2015 or to exercise the first of two 12-month extension options available to us.
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
Short-Term Liquidity and Capital Resources
During the three months ended March 31, 2015, net cash provided by operating activities was approximately $6.2 million, which consisted primarily of rental receipts and tenant reimbursements in excess of payments for property operating costs, property management fees, and general and administrative costs, such as salaries, legal, accounting and other professional fees. During the three months ended March 31, 2015, we paid total distributions to stockholders of approximately $7.7 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the Distributions section below for additional information). To the extent that future net cash flow from operating activities exceeds distributions to stockholders, we intend to make repayments on the Signature Revolving Facility.
During the three months ended March 31, 2015, net cash used for investing activities was approximately $1.9 million, which primarily related to payment of deferred lease costs associated with a new lease executed in January 2015 with NEC Corporation of America ("NEC") at the Royal Ridge V Building, effective December 1, 2015.
Net cash used in financing activities for the three months ended March 31, 2015 was approximately $4.4 million. During the three months ended March 31, 2015, we paid total distributions to stockholders of approximately $7.7 million, which were funded by a combination of net cash provided by operating activities and debt proceeds. During the three months ended March 31, 2015, we received gross debt proceeds of approximately $4.3 million from the Signature Revolving Facility, which were primarily used to fund distributions and deferred lease costs associated with the NEC lease. During the three months ended March 31, 2015, we made total debt repayments of approximately $1.0 million on the Signature Revolving Facility.
We expect to utilize the residual cash balance of approximately $4.9 million as of March 31, 2015 to satisfy current and future liabilities. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of April 30, 2015, we had access to the borrowing capacity under the Signature Unsecured Debt Facility of $140.9 million.
On May 5, 2015, our board of directors declared a distribution to stockholders for the period commencing on March 14, 2015 and ending on the day immediately preceding the Merger Effective Time in a prorated amount based on its current annual distribution rate of $1.50 per share (a 6.0% annualized yield on a $25.00 original share price). In the event that the Merger Effective Time is earlier than June 16, 2015, the distribution to stockholders will be in an amount based on the number of days from and including March 14, 2015 through the day immediately preceding the Merger Effective Time. In the event that the Merger Effective Time is on or after June 16, 2015, the distribution to stockholders will be in an amount of $0.375 per share payable to stockholders of record as of June 15, 2015, plus an amount, if any, based on the number of days from and including June 16, 2015 through the day immediately preceding the Merger Effective Time. The payment date for such distributions will be the later of a day in June 2015 chosen by our officers or a date as soon as reasonably practicable following the Merger Effective Time, taking into account the time required by our transfer agent to determine stockholders of record as of the record dates for such distributions. We intend to utilize operating cash flow to fund this stockholder distribution; however, if necessary, we may also utilize other sources of cash to fund a portion of this distribution.

As of March 31, 2015, the Signature Unsecured Debt Facility contained, among others, the following restrictive covenants:

		Actual Performance
	Covenant Level	March 31, 2015
Fixed-charge coverage ratio	Greater than 1.75x	9.45
Total debt relative to total asset value	Less than 55%	29%
Secured debt relative to consolidated tangible assets	Less than 40%	0%
Secured debt, excluding non-recourse debt, relative to consolidated tangible assets	Less than 15%	0%
Tangible net worth	Greater than approximately $317.7 million(1)	$436.5 million
Net distributions paid relative to funds from operations ("Restricted Payments Covenant")	Less than 90%(2)	N/A(2)

(1)	Our tangible net worth must be greater than $233.8 million, plus 72.25% of the gross cash proceeds, net of redemptions paid, of all of our equity issuances consummated after September 26, 2012.

(2)
Total distributions for each fiscal year, less amounts reinvested pursuant to the DRP, cannot exceed the greater of (i) 90% of funds from operations, as defined in the Signature Unsecured Debt Facility, as long as total distributions, less amounts reinvested pursuant to the DRP, for any two consecutive quarters do not exceed 100% of funds from operations, as defined, or (ii) the minimum amount required to continue to qualify as a REIT.

As of March 31, 2015, we believe we were in compliance and expect to remain in compliance with these, and all other, restrictive covenants of the Signature Unsecured Debt Facility. Although we expect to comply with these covenants for the duration of the term of the Signature Unsecured Debt Facility, depending on our future operating performance and distribution payments, we cannot assure such compliance. In the event that we project future non-compliance with the Restricted Payments Covenant, we have the ability to remain in compliance by reducing future distribution payments.
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

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation), referred to as the debt-to-real-estate-asset ratio; however, we may borrow in excess of this threshold under some circumstances. Our working capital line of credit provides flexibility with regard to managing our capital resources. Over the short term, we expect to temporarily draw on the Signature Revolving Facility to fund capital improvements and leasing costs with respect to our existing properties, as well as potential future acquisitions of real estate properties. Additionally, we may place long-term debt on our existing properties and any properties acquired in the future. We currently intend to maintain amounts outstanding under our long-term debt arrangement so that we will have more funds available for working capital and potential investment in capital improvements and leasing costs with respect to our existing properties, as well as potential future acquisitions of real estate properties, which may allow us to further diversify our portfolio. However, our level of leverage will depend upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the amount of capital improvements and leasing costs required for our existing properties, the availability of real estate properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing. Over the long term, we intend to maintain debt levels less than the 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of March 31, 2015, our debt-to-real-estate-asset ratio was approximately 28%. Prior to its amendment in August 2014, our charter limited us from incurring debt in relation to our net assets in excess of 100%, unless borrowings in excess of this limit were approved by a majority of our board of directors and disclosed in our next quarterly report. During the periods presented, our debt-to-net asset ratio did not exceed 100%.
Contractual Obligations and Commitments
As of March 31, 2015, our contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$159,250,000	$59,250,000	$100,000,000	$—	$—
Estimated interest on debt obligations(1)	6,438,168	2,333,235	4,104,933	—	—
Capital lease obligations(2)	115,000,000	—	—	—	115,000,000
Tenant allowances	9,600,350	9,600,350	—	—	—
Total	$290,288,518	$71,183,585	$104,104,933	$—	$115,000,000

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps (where applicable). Interest obligations on all other debt are measured at the contractual rate.

(2)
Amounts include principal obligations only. We will recognize an additional $82.8 million in interest expense on these obligations over the term of the leases. The principal obligation and related interest expense will be completely offset by our investments in development authority bonds and their corresponding interest income (see Note 2 and Note 5 to the accompanying consolidated financial statements).

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
In connection with entering into the Merger Agreement with Griffin, our Compensation Committee unanimously approved, declared and granted awards under the Retention and Transaction Award Plan to eligible employees in an aggregate amount of $2.2 million. Upon the closing of the Merger, we are obligated to fund these cash retention bonus payments; however, the consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by our stockholders. In addition, upon the closing of the Merger, we will be obligated to fund severance payments to eligible employees in accordance with the terms of respective employment agreements and our severance plan. Should the Merger with Griffin not be completed, we will not be obligated to fund these cash retention bonus and severance payments.
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
Our board of directors declared a quarterly distribution for stockholders of record as of March 13, 2015 in the amount of $0.375 per share (a 6.0% annualized yield on a $25.00 original share price). This distribution was paid in March 2015.
For the three months ended March 31, 2015, we paid total distributions to stockholders of approximately $7.7 million. During the same period, net cash provided by operating activities was approximately $6.2 million. As a result, the distributions paid to common stockholders for the three months ended March 31, 2015, as described above, were funded with approximately $6.2 million from cash provided by operating activities and the remaining amount of approximately $1.5 million was funded from our borrowings. Borrowings have been used to fund distributions to the extent that quarterly cash flows from operating activities have been used to fund annual payments of operating expenses, specifically the payment of a significant portion of annual real estate taxes during the three months ended March 31, 2015.
On May 5, 2015, our board of directors declared a distribution to stockholders for the period commencing on March 14, 2015 and ending on the day immediately preceding the Merger Effective Time in a prorated amount based on its current annual distribution rate of $1.50 per share (a 6.0% annualized yield on a $25.00 original share price). In the event that the Merger Effective Time is earlier than June 16, 2015, the distribution to stockholders will be in an amount based on the number of days from and including March 14, 2015 through the day immediately preceding the Merger Effective Time. In the event that the Merger Effective Time is on or after June 16, 2015, the distribution to stockholders will be in an amount of $0.375 per share payable to stockholders of record as of June 15, 2015, plus an amount, if any, based on the number of days from and including June 16, 2015 through the day immediately preceding the Merger Effective Time. The payment date for such distributions will be the later of a day in June 2015 as chosen by our officers or a date as soon as reasonably practicable following the Merger Effective Time, taking into account the time required by our transfer agent to determine stockholders of record as of the record dates for such distributions.

Results of Operations
Overview
Our real estate operating results declined for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to early lease terminations exercised by (i) Leidos, effective December 31, 2014, for approximately 15% of its space in the Franklin Center Building and (ii) JP Morgan, effective January 23, 2015, for the entire Royal Ridge V Building. In January 2015, we entered into a 10-year lease agreement with NEC to lease the entire space previously occupied by JP Morgan at the Royal Ridge V Building, effective December 1, 2015. Therefore, we expect to see an improvement in our real estate operating results when the lease with NEC commences in December 2015.
Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014
The following table sets forth data from our consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the same periods presented:

	Three months ended March 31, 2015	% of Revenues	Three months ended March 31, 2014	% of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Revenues:
Rental income	$12,354,063	68%	$13,350,268	72%	$(996,205)	(7)%
Tenant reimbursements	5,465,979	30%	5,161,539	28%	304,440	6%
Other property income	433,207	2%	29,168	0%	404,039	N/M
Total revenues	18,253,249	100%	18,540,975	100%	(287,726)	(2)%
Expenses:
Property operating costs	6,647,708	37%	6,403,750	35%	243,958	4%
Asset and property management fees	253,184	1%	274,947	1%	(21,763)	(8)%
Depreciation	4,595,705	25%	4,448,170	23%	147,535	3%
Amortization	2,879,842	16%	2,759,098	15%	120,744	4%
General and administrative	1,681,513	9%	1,579,128	9%	102,385	6%
Total expenses	16,057,952	88%	15,465,093	83%	592,859	4%
Real estate operating income	2,195,297	12%	3,075,882	17%	(880,585)	(29)%
Other income (expense):
Interest expense	(2,989,206)	(16)%	(3,091,152)	(17)%	(101,946)	(3)%
Interest and other income	1,725,098	9%	1,730,157	9%	(5,059)	0%
Income before income tax expense	931,189	5%	1,714,887	9%	(783,698)	(46)%
Income tax expense	(41,090)	0%	(35,068)	0%	6,022	17%
Net income	$890,099	5%	$1,679,819	9%	$(789,720)	(47)%
Per-share net income - basic and diluted	$0.04		$0.08		$(0.04)	(50)%
*N/M - Not Meaningful
Revenues
Rental income decreased $1.0 million, or 7%, for the three months ended March 31, 2015 compared to the same period in 2014, due to (i) an early lease termination option exercised by Leidos, effective December 31, 2014, for approximately 29,000 square feet of its space in the Franklin Center Building and (ii) an early lease termination by JP Morgan for the entire Royal Ridge V Building, effective January 23, 2015. We continue to market the vacant space in the Franklin Center Building for lease. We expect that rental income will remain relatively stable as compared to the three months ended March 31, 2015 until the new lease with NEC at the Royal Ridge V Building commences in December 2015.

Other property income increased $0.4 million for the three months ended March 31, 2015 compared to the same period in 2014, due to termination penalty fees recognized pursuant to the agreement reached with JP Morgan to terminate the final remaining floor of its lease at the Royal Ridge V Building, effective January 23, 2015. This lease termination resulted in a total termination penalty fee from JP Morgan of approximately $1.8 million, payable to us and recognized on a straight-line basis from the early termination notice date through January 2015. This lease termination income was offset by additional depreciation and amortization related to the acceleration of depreciation and amortization for the remaining tangible and intangible lease assets associated with the early lease terminations. We expect other property income to stabilize during the remainder of 2015 as a result of not recognizing lease termination income equal to that recognized in 2014 and the first quarter of 2015 related to the Leidos and JP Morgan early lease terminations.
Other Income (Expense)
Interest expense remained relatively stable, decreasing $102,000, or 3%, for the three months ended March 31, 2015 compared to the same period in 2014. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to invest in additional capital expenditures, including improvements to our existing properties, as well as potential future acquisitions of real estate properties.
Net Income
Our net income decreased $0.8 million for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a decrease in our real estate operating income of $0.9 million as a result of the Leidos and JP Morgan early lease terminations discussed above. Our net income per share decreased $0.04 for the three months ended March 31, 2015 compared to the same period in 2014 due to the decrease in our net income discussed above.
Except as noted in the sections above, we anticipate that our net income and net income per share for the remainder of 2015 will remain relatively stable as compared to the three months ended March 31, 2015 until the new lease with NEC at the Royal Ridge Building commences in December 2015.

Funds From Operations and Adjusted Funds From Operations
Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. We compute FFO in accordance with NAREIT's definition as GAAP net income adjusted to exclude: gains (losses) on sales of real estate, impairments of real estate assets, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. We consider FFO a useful measure of our performance because it principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
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

Reconciliations of our net income to FFO and AFFO for the three months ended March 31, 2015 and 2014 are provided below:

	Three Months Ended
	March 31,
	2015	2014
Reconciliation of Net Income to FFO and AFFO:
Net income	$890,099	$1,679,819
Adjustments:
Depreciation of real estate assets	4,593,467	4,447,075
Amortization of lease-related costs	2,879,842	2,759,098
Total Funds From Operations adjustments	7,473,309	7,206,173
Funds From Operations	8,363,408	8,885,992

Other income (expenses) included in net income that do not correlate with our operations:
Additional amortization of lease assets	806,910	719,788
Straight-line rental income	(412,773)	(562,413)
Noncash interest expense	276,482	301,482
Noncash other property income	(160,000)	—
Master lease proceeds	—	345,252
Adjusted Funds From Operations	$8,874,027	$9,690,101

Weighted-average common shares outstanding – basic and diluted	20,473,024	20,435,361

FFO per common share - basic and diluted	$0.41	$0.43
AFFO per common share - basic and diluted	$0.43	$0.47
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
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease modifications, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. Such lease modifications will be evaluated for impairment if the original in-place lease terms have been modified. For lease modifications where the tenant exercises an early lease termination option, the related unamortized intangible lease assets and liabilities are amortized over the shortened lease term. For lease terminations that are effective immediately, we recognize an impairment loss. For other lease modifications where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss.  For lease extensions of in-place leases that are executed more than one year prior to the original lease expiration date, the useful life of the intangible lease assets and liabilities will be extended over the new lease term with the exception of those components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. In connection with the early lease termination of a tenant at the Duke Bridges I Building in March 2015, which was effective immediately, we recognized an impairment loss on the related unamortized intangible lease assets of approximately $0.5 million during the three months ended March 31, 2015.

Related-Party Transactions and Agreements

For the period from January 1, 2014 through June 30, 2014, we were party to the TSA with WREF, a former related party, pursuant to which WREF and its affiliates provide certain consulting, support and transitional services to us in order to facilitate our successful transition to self-management. From July 1, 2014 through September 30, 2014, we were party to the TSA Amendment, which extended services under the TSA as it related to certain transfer agent and client services functions. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party agreements and the related transactions, fees, and reimbursements. In addition, effective June 27, 2014, we entered into an agreement with Wells REF - 6200 The Corners Parkway Owner, LLC, a subsidiary of WREF, to lease 4,221 square feet, or approximately 3%, of the 6200 The Corners Parkway Building to serve as our corporate headquarters. This lease does not indicate any other business relationship between us and WREF except one of a landlord and tenant.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include obligations under capital leases, commitments under existing lease agreements and Merger-related contingencies.

Subsequent Event

On May 5, 2015, our board of directors declared a distribution to stockholders for the period commencing on March 14, 2015 and ending on the day immediately preceding the Merger Effective Time in a prorated amount based on its current annual distribution rate of $1.50 per share (a 6.0% annualized yield on a $25.00 original share price). In the event that the Merger Effective Time is earlier than June 16, 2015, the distribution to stockholders will be in an amount based on the number of days from and including March 14, 2015 through the day immediately preceding the Merger Effective Time. In the event that the Merger Effective Time is on or after June 16, 2015, the distribution to stockholders will be in an amount of $0.375 per share payable to stockholders of record as of June 15, 2015, plus an amount, if any, based on the number of days from and including June 16, 2015 through the day immediately preceding the Merger Effective Time. The payment date for such distributions will be the later of a day in June 2015 as chosen by our officers or a date as soon as reasonably practicable following the Merger Effective Time, taking into account the time required by our transfer agent to determine stockholders of record as of the record dates for such distributions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our future earnings, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, we manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.
Additionally, we have entered into an interest rate swap, and may enter into other interest rate swaps, caps, or other arrangements, to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Our financial instruments consist of the Signature Revolving Facility and the Signature Term Loan. We have effectively fixed the interest rate on $75 million of the Signature Term Loan through an interest rate swap agreement. As of March 31, 2015, our consolidated debt consisted of the following:

	2015	2016	2017	2018	Thereafter
Maturing debt:
Effectively variable-rate debt	$59,250,000	$—	$25,000,000	$—	$—
Effectively fixed-rate debt	$—	$—	$75,000,000	$—	$—

Average interest rate:
Effectively variable-rate debt	1.93%	—%	1.83%	—%	—%
Effectively fixed-rate debt	—%	—%	2.54%	—%	—%

All of our debt was entered into for other-than-trading purposes. To the extent that we borrow additional funds in the future under the Signature Revolving Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. The amounts outstanding on our variable-rate debt facility in the future will largely depend upon future levels of cash provided by operating activities, the amount of capital improvements and leasing costs required for our existing properties, and future acquisition and disposition activity.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $115.0 million at March 31, 2015, as the obligations are at fixed interest rates and are completely offset by fixed interest income on the related investment in development authority bonds.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the quarter ended March 31, 2015.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2015, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
Declaration of Distributions
On May 5, 2015, our board of directors declared a distribution to stockholders for the period commencing on March 14, 2015 and ending on the day immediately preceding the Merger Effective Time in a prorated amount based on its current annual distribution rate of $1.50 per share (a 6.0% annualized yield on a $25.00 original share price). In the event that the Merger Effective Time is earlier than June 16, 2015, the distribution to stockholders will be in an amount based on the number of days from and including March 14, 2015 through the day immediately preceding the Merger Effective Time. In the event that the Merger Effective Time is on or after June 16, 2015, the distribution to stockholders will be in an amount of $0.375 per share payable to stockholders of record as of June 15, 2015, plus an amount, if any, based on the number of days from and including June 16, 2015 through the day immediately preceding the Merger Effective Time. The payment date for such distributions will be the later of a day in June 2015 as chosen by our officers or a date as soon as reasonably practicable following the Merger Effective Time, taking into account the time required by our transfer agent to determine stockholders of record as of the record dates for such distributions.

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

SIGNATURE OFFICE REIT, INC. (Registrant)

May 5, 2015	/s/ Glen F. Smith
Glen F. Smith Senior Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2015 FORM 10-Q OF
SIGNATURE OFFICE REIT

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Griffin Capital Essential Asset REIT, Inc., Griffin SAS, LLC and Signature Office REIT, Inc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 24, 2014)

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